Form 10-Q
period 1995-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1995-05-12
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 0-14457


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)



               MARYLAND                                  52-1394972
     (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)



                             1225 EYE STREET, N.W.
                            WASHINGTON, D.C.  20005
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (202) 347-6247
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                        March 31,           December 31,
                                                          1995                  1994
                                                        ---------           -----------
                                          ASSETS
                                          ------

Cash and cash equivalents                               $ 159,561            $ 176,583
Investments in and advances to
  Local Limited Partnerships
  (Note 2)                                                  -                     -
                                                         --------             --------

                                                        $ 159,561            $ 176,583
                                                         ========             ========

                            LIABILITIES AND PARTNERS' DEFICIT
                            ---------------------------------
Liabilities:
    Administrative and reporting fee
     payable to General Partner
     (Note 3)                                           $ 382,803            $ 361,241
    Accrued expenses                                       30,361               37,350
    Due to General Partner (Note 3)                         1,518                1,518
    Accrued interest on due to
     General Partner (Note 3)                                 505                  452
                                                         --------             --------
                                                          415,187              400,561
                                                         --------             --------

Partners' deficit:
    General Partner -- The National
     Housing Partnership (NHP)                            (97,807)             (97,490)
    Original Limited Partner --
     1133 Fifteenth Street Three
     Associates                                          (102,707)            (102,390)
    Other Limited Partners -- 11,500
     investment units                                     (55,112)             (24,098)
                                                         --------             --------

                                                         (255,626)            (223,978)
                                                         --------             --------
                                                        $ 159,561            $ 176,583
                                                         ========             ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS



                                                             Three Months
                                                            Ended March 31,
                                                            ---------------

                                                         1995               1994
                                                         ----               ----
REVENUES:
   Interest income                                      $  1,309          $  1,018
                                                         -------           -------

COSTS AND EXPENSES:
   Loss on investment in Local
     Limited Partnerships (Note 2)                          -                7,608
   Share of losses from Local
     Limited Partnerships (Note 2)                          -                9,773
   Administrative and reporting
     fees to General Partner (Note 3)                     21,562            21,562
   Other operating expenses                               11,395             9,386
                                                         -------           -------

                                                          32,957            48,329
                                                         -------           -------
NET LOSS                                                $(31,648)         $(47,311)
                                                         =======           =======

NET LOSS ASSIGNABLE
  TO LIMITED PARTNERS                                   $(31,014)         $(46,365)
                                                         =======           =======
NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                                  $     (3)         $     (4)
                                                         =======           =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT



                                                 The             1133
                                              National         Fifteenth
                                               Housing          Street           Other
                                             Partnership        Three           Limited
                                                (NHP)         Associates       Partners          Total
                                             -----------      ----------       --------          -----
Deficit at January 1, 1995                    $(97,490)       $(102,390)        $(24,098)      $(223,978)

Net loss -- three months ended
 March 31, 1995                                   (317)            (317)         (31,014)        (31,648)
                                               -------         --------          -------        --------

Deficit at March 31, 1995                     $(97,807)       $(102,707)        $(55,112)      $(255,626)
                                               =======         ========          =======        ========

Percentage interest at
 March 31, 1995                                     1%               1%              98%            100%
                                              ========         ========          =======        ========
                                                    (A)              (B)              (C)

             (A) General Partner
             (B) Original Limited Partner
             (C) Consists of 11,500 investments units of 0.008522% held by 919 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 -------------------

                                                                                1995              1994
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received                                                          $  1,309         $  1,018
    Operating expenses paid                                                     (18,331)         (31,350)
                                                                                -------          -------

Net cash used in operating activities                                           (17,022)         (30,332)
                                                                                -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Local Limited Partnerships                                        -                 (463)
                                                                                -------          -------
NET DECREASE IN CASH AND CASH                                                   (17,022)         (30,795)
  EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF                                         176,583          195,029
  PERIOD                                                                        -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $159,561         $164,234
                                                                                =======          =======
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:

Net loss                                                                       $(31,648)        $(47,311)
                                                                                -------          -------

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Loss in investment in Local Limited Partnerships                               -               7,608
    Share of losses from Local Limited Partnerships                                -               9,773
    Increase in administrative and reporting fees payable                        21,562           21,562
    Decrease in other accrued expenses                                           (6,936)         (21,964)
                                                                                -------          -------

      Total Adjustments                                                          14,626           16,979
                                                                                -------          -------

    Net cash used in operating activities                                      $(17,022)        $(30,332)
                                                                                =======          =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(1)      ACCOUNTING POLICIES

         ORGANIZATION

         National Housing Partnership Realty Fund III (the "Partnership") is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Limited Partnerships"), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

         The General Partner raised capital for the Partnership by offering and selling to additional limited partners 11,500 investment units at a price of $1,000 per unit. The Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve Local Limited Partnerships, which were organized to directly or indirectly own and operate existing rental housing projects.

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund III's Annual Report filed in Form 10-K, as amended, for the year ended December 31, 1994.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in Brunswick Village Limited Partnership and 94.5% limited partnership interests (98% with respect to allocation of losses) in nine other Local Limited Partnerships. The Partnership also acquired a 99% limited partnership interest in Meadowood Townhouses I Limited Partnership and Meadowood Townhouses III Limited Partnership. These two Local Limited Partnerships each own a 99% limited partnership interest in an operating limited partnership which holds title to one and two rental housing properties, respectively. The Partnership's effective interest in these operating limited partnerships is 98.01%.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of March 31, 1995 and December 31, 1994, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $254,846 and $436,459 of losses from these twelve and eleven Local Limited Partnerships during the three months ended March 31, 1995 and 1994, respectively. As of March 31, 1995 and December 31, 1994, the Partnership has not recognized a total of $12,475,699 and $12,220,853, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at March 31, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the three months ended March 31, 1994, the Partnership advanced $463 of working capital to one of the Local Limited Partnerships, while no advances were made during the three months ended March 31, 1995. These advances were charged to operations as loss on investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the three months ended March 31, 1995 and 1994. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of March 31, 1995.

         The following are combined statements of operations for the three months ended March 31, 1995 and 1994, respectively, of the Local Limited Partnerships in which the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.


                       COMBINED STATEMENTS OF OPERATIONS

                                                                   Three Months
                                                                   Ended March 31,
                                                                   ---------------

                                                                  1995             1994
                                                                  ----             ----
         Rental income                                          $2,140,261       $1,989,636
         Other income                                               74,588           57,674
                                                                 ---------        ---------

             Total income                                        2,214,849        2,047,310
                                                                 ---------        ---------

         Operating expenses                                      1,422,384        1,479,953
         Interest, taxes and insurance                             744,479          727,987
         Depreciation                                              307,726          293,971
                                                                 ---------        ---------
             Total expenses                                      2,474,589        2,501,911
                                                                 ---------        ---------

         Net loss                                               $ (259,740)      $ (454,601)
                                                                 =========        =========
         National Housing Partnership
           Realty Fund III share of losses                      $ (254,846)      $ (446,232)
                                                                 =========        =========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,562 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during each of the respective periods. The amount of fees due the General Partner by the Partnership was $382,803 and $361,241 at March 31, 1995 and December 31, 1994, respectively.

         During the three months ended March 31, 1995 and 1994, no operating deficit funding or repayment activity occurred between the General Partner and the Partnership. The amount owed to the General Partner by the Partnership was $1,518 at March 31, 1995 and December 31, 1994. Interest is charged on borrowings at the Chase Manhattan Bank

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         rate of prime plus 2%. Accrued interest on this loan as of March 31, 1995 and December 31, 1994 totalled $505 and $452, respectively.

         The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)



LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

Net cash used in operations for the three months ended March 31, 1995 was $17,022 as compared to $30,332 for the three months ended March 31, 1994. The decrease in cash used in operations resulted from a decrease in operating expenses paid during the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

During the three months ended March 31, 1995, the Partnership made no working capital advances, compared to $463 advanced to one of the Local Limited Partnerships during the three months ended March 31, 1994. At March 31, 1995, the combined amount carried by the Local Limited Partnerships as due to the Partnership, amounted to $538,469. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1995, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1995 and 1994. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $159,561 at March 31, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1995, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




The Partnership currently owes the General Partner $382,803 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Some of the Properties in which the Partnership has invested may be eligible to participate in the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which properties assisted under the HUD Section 236 or 221(d)(3) programs may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing.

NHP has investigated the potential for Brunswick Village, Kimberly Associates, Indian Valley I, II, III and Meadowood I, II and III to participate in LIHPRHA. Based on the appraisal data obtained, Brunswick Village and Meadowood I, II and III should defer participation in LIHPRHA in anticipation of the improvement of the local rental market where those Properties are located, as this improvement will have a positive impact on the Properties' value under LIHPRHA. Indian Valley I, II, and III are good candidates to participate now. Congress and the Administration are currently considering various proposals to significantly reduce or eliminate funding for the LIHPRHA program, and to restructure various federal housing programs under the jurisdiction of the Department of Housing and Urban Development. NHP is actively working to affect the policy decisions being made and to limit any detrimental effect on its portfolio. Depending on the final outcome of this process, however, operations at the Properties and/or the ability to sell or refinance under LIHPRHA could be affected.

All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would reassume both NHP's and the Partnerships' interests in the Local Limited Partnerships. All of the notes have final maturity dates between 1996 and 1999. Due to the weakness in the rental markets where some of the Properties are located, the General Partner currently believes the amounts due on the acquisition notes may likely exceed the value to be obtained through the Properties' participation in LIHPRHA or other refinancing opportunities. In the event that the Partnership loses its interest in these Local Limited Partnerships, the partners in the Partnership may incur adverse tax consequences. The impact of the adverse tax consequences is dependent on each partner's individual tax situation.

The noteholders of Cherry Branch Townhomes, which appears to be a potentially good candidate under LIHPRHA, have indicated that they do not desire to accept a discounted payoff of their note. This situation may prevent Cherry Branch Townhomes from participating in LIHPRHA.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




In their audit report dated March 18, 1995, the Partnership's auditors added an additional "emphasis" paragraph to their report on the Partnership's 1994 and 1993 financial statements included in the Form 10-K. The comments made in the "emphasis" paragraph generally repeat disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily note 3. In the "emphasis" paragraph, the auditors stated "Two of the Local Limited Partnerships...have generated losses from operations and negative cash flows in recent years," and "These events raise substantial doubt about the ability of these Local Limited Partnerships to continue as going concerns." Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

NHP's intentions are to continue to manage the properties prudently so that they can maximize their cash flow. Management believes that the properties are capable of generating cash sufficient to sustain future operations and meet their debt obligations.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in twelve Local Limited Partnerships which operate thirteen rental housing properties. In prior years, results of operations of NHP Realty Fund III were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's net loss decreased to $31,648 for the three months ended March 31, 1995 from a net loss of $47,311 for the three months ended March 31, 1994. Net loss per unit of limited partnership interest decreased from $4 to $3 for the 11,500 units outstanding throughout both periods. The decrease in net loss was primarily due to a decrease in the Partnership's share of losses from and loss on investment in Local Limited Partnerships. The Partnership did not recognize $254,846 of its allocated share of losses from the twelve Local Limited Partnerships for the three months ended March 31, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $191,386 between periods, primarily due to an increase in rental income and a decrease in operating expenses.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       --------------------------------------------
                       (Registrant)


                       By:     The National Housing Partnership,
                               its sole General Partner


                       By:     National Corporation for Housing
                               Partnerships, its sole General Partner



May 15, 1995           By:     /s/ John M. Novack
- - - - - - - ------------                   -------------------------------------------------
                               John M. Novack
                               As Senior Vice President, Finance and Accounting,
                               and Chief Accounting Officer