Form 10-Q
period 1995-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1995-08-14
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

Yes   X         No
    -------        -------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                        June 30,           December 31,
                                                         1995                   1994
                                                  -------------------    ----------------
                                 ASSETS
 Cash and cash equivalents                               $ 138,743           $ 176,583
 Investments in and advances to
   Local Limited Partnerships (Note 2)                        -                    -
                                                          --------            --------
                                                         $ 138,743           $ 176,583
                                                          ========            ========
                   LIABILITIES AND PARTNERS' DEFICIT

 Liabilities:
   Administrative and reporting fee
    payable to General Partner (Note 3)                  $ 404,365           $ 361,241
   Accrued expenses                                         21,850              37,350
   Due to General Partner (Note 3)                           1,518               1,518
   Accrued interest on due to
    General Partner (Note 3)                                   562                 452
                                                          --------            --------
                                                           428,295             400,561
                                                          --------            --------
 Partners' deficit:
   General Partner -- The National
     Housing Partnership (NHP)                             (98,146)            (97,490)
   Original Limited Partner --
     1133 Fifteenth Street Three
     Associates                                           (103,046)           (102,390)
   Other Limited Partners -- 11,500
     investment units                                      (88,360)            (24,098)
                                                          --------            --------
                                                          (289,552)           (223,978)
                                                          --------            --------
                                                         $ 138,743           $ 176,583
                                                          ========            ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                   Three Months Ended               Six Months Ended
                                                         June 30,                       June 30,
                                               --------------------------   -------------------------------
                                                   1995          1994            1995             1994
                                                   ----          ----            ----             ----
 REVENUES:
     Distributions and repayments
      received in excess of investment
      in and advances to Local Limited
      Partnerships                               $    -        $  24,527      $    -           $ 24,527
     Interest income                                  875          1,643         2,184            2,661
                                                  -------       --------       -------          -------

                                                      875         26,170         2,184           27,188
                                                  -------       --------       -------          -------

 COSTS AND EXPENSES:
     Loss on investment in Local
      Limited Partnerships (Note 2)                   -              -             -              7,608
     Share of losses from Local
      Limited Partnerships (Note 2)                   -            3,293           -             13,066
     Administrative and reporting
      fees to General Partner (Note 3)             21,562         21,562        43,124           43,124
     Other operating expenses                      13,239         12,241        24,634           21,627
                                                  -------        -------       -------          -------

                                                   34,801         37,096        67,758           85,425
                                                  -------        -------       -------          -------

 NET LOSS                                        $(33,926)      $(10,926)     $(65,574)        $(58,237)
                                                  =======        =======       =======          =======

 NET LOSS ASSIGNABLE TO
   LIMITED PARTNERS                              $(33,248)      $(10,708)     $(64,262)        $(57,073)
                                                  =======        =======       =======          =======

 NET LOSS PER LIMITED
   PARTNERSHIP INTEREST                          $     (3)      $     (1)     $     (6)        $     (5)
                                                  =======        =======       =======          =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT



                                                  The             1133
                                                National        Fifteenth
                                                Housing          Street            Other
                                              Partnership         Three           Limited
                                                 (NHP)         Associates        Partners            Total
                                              -----------      ----------        --------            -----
 Deficit at January 1, 1995                      $(97,490)       $(102,390)        $(24,098)       $(223,978)
 Net loss -- six months ended
   June 30, 1995                                     (656)            (656)         (64,262)         (65,574)
                                                  -------         --------          -------         --------
 Deficit at June 30, 1995                        $(98,146)       $(103,046)        $(88,360)       $(289,552)
                                                  =======         ========          =======         ========
 Percentage interest at
   June 30, 1995                                        1%               1%              98%             100%
                                                  ========        =========         ========        =========
                                                       (A)              (B)              (C)

 (A) General Partner

 (B) Original Limited Partner

 (C) Consists of 11,500 investments units of 0.008522% held by 919 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                              -----------------------------
                                                                                1995               1994
                                                                                ----               ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Distributions received in excess of investment in Local
       Limited Partnerships                                                  $    -              $ 24,082
     Interest received                                                          2,184               2,661
     Operating expenses paid                                                  (40,024)            (36,050)
                                                                              -------             -------

 Net cash used in operating activities                                        (37,840)             (9,307)
                                                                              -------             -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to Local Limited Partnerships                                       -                  (463)
     Repayment of advances to Local Limited Partnerships                          -                   445
                                                                              -------             -------

     Net cash used in investing activities                                        -                   (18)
                                                                              -------             --------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (37,840)             (9,325)

 CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                     176,583             195,029
                                                                              -------             -------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $138,743            $185,704
                                                                              =======             =======

 RECONCILIATION OF NET LOSS TO NET CASH USED
   IN OPERATING ACTIVITIES:

 Net loss                                                                    $(65,574)           $(58,237)
                                                                              -------             -------

 Adjustments to reconcile net loss to net cash used in operating activities:
       Repayment of advances to Local Limited Partnerships                        -                  (445)
       Loss on investment in Local Limited Partnerships                           -                 7,608
       Share of losses from Local Limited Partnerships                            -                13,066
       Increase in administrative and reporting fees payable                   43,124              43,124
       Decrease in other accrued expenses                                     (15,390)            (14,423)
                                                                              -------             -------

        Total Adjustments                                                      27,734              48,930
                                                                              -------             -------

       Net cash used in operating activities                                 $(37,840)           $ (9,307)
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of June 30, 1995 and December 31, 1994, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $545,803 and $922,360 of losses from these twelve and eleven Local Limited Partnerships during the six months ended June 30, 1995 and 1994, respectively. As of June 30, 1995 and December 31, 1994, the Partnership has not recognized a total of $12,766,656 and $12,220,853, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at June 30, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the six months ended June 30, 1994, the Partnership advanced $463 of working capital to one of the Local Limited Partnerships, while no advances were made during the six months ended June 30, 1995. These advances were charged to operations as loss on investment in Local Limited Partnerships. During the six months ended June 30, 1994, repayments of $445 were made to the Partnership. No repayments of advances were made to the Partnership during the six months ended June 30, 1995 and 1994. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of June 30, 1995.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         The following are combined statements of operations for the three months and six months ended June 30, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.


                       COMBINED STATEMENTS OF OPERATIONS

                                      Six Months Ended June 30,                Six Months Ended June 30,
                                      -------------------------                -------------------------
                                      1995                1994                 1995                1994
                                      ----                ----                 ----                ----
 Rental income                    $ 2,153,390         $  2,067,726         $ 4,293,651         $  4,057,362
 Other income                          82,417               63,175             157,005              120,849
                                   ----------          -----------          ----------          -----------

     Total income                   2,235,807            2,130,901           4,450,656            4,178,211
                                   ----------          -----------          ----------          -----------

 Operating expenses                 1,505,263            1,646,899           2,927,647            3,126,852
 Interest, taxes and
   insurance                          715,512              686,068           1,459,991            1,414,055
 Depreciation                         311,503              294,939             619,229              588,910
                                   ----------          -----------          ----------          -----------

     Total expenses                 2,532,278            2,627,906           5,006,867            5,129,817
                                   ----------          -----------          ----------          -----------

 Net loss                         $  (296,471)        $   (497,005)        $  (556,211)        $   (951,606)
                                   ==========          ===========          ==========          ===========

 National Housing
   Partnership Realty
   Fund III share of
    losses                        $  (290,957)        $   (489,194)        $  (545,803)        $   (935,426)
                                   ==========          ===========          ==========          ===========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,124 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during each of the respective periods. The amount of fees

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         due the General Partner by the Partnership was $404,365 and $361,241 at June 30, 1995 and December 31, 1994, respectively.

         During the six months ended June 30, 1995 and 1994, no operating deficit funding or repayment activity occurred between the General Partner and the Partnership. The amount owed to the General Partner by the Partnership was $1,518 at June 30, 1995 and December 31, 1994. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan as of June 30, 1995 and December 31, 1994 totaled $562 and $452, respectively.

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

Net cash used in operations for the six months ended June 30, 1995 was $37,840 as compared to $9,307 for the six months ended June 30, 1994. The increase in cash used in operations resulted from a decrease in distributions received in excess of investment in Local Limited Partnerships and an increase in operating expenses paid during the six months ended June 30, 1995 compared to the six months ended June 30, 1994.

During the six months ended June 30, 1995, the Partnership made no working capital advances, compared to $463 advanced to one of the Local Limited Partnerships during the six months ended June 30, 1994. During the six months ended June 30, 1994 , one Local Limited Partnership repaid advances of $445.
No repayments were made during the six months ended June 30, 1995. At June 30, 1995, the combined amount carried by the Local Limited Partnerships as due to the Partnership, amounted to $538,469. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1995, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. During the six months ended June 30, 1994, cash distributions of $24,082 were received from two Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Cash and cash equivalents amounted to $138,743 at June 30, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1995, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year.

The Partnership currently owes the General Partner $404,365 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

The Partnership's net loss increased to $65,574 for the six months ended June 30, 1995 from a net loss of $58,237 for the six months ended June 30, 1994. Net loss per unit of limited partnership

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




interest increased from $5 to $6 for the 11,500 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships, partially offset by a decrease in the Partnership's share of losses from and loss on investment in Local Limited Partnerships. The Partnership did not recognize $545,803 of its allocated share of losses from the twelve Local Limited Partnerships for the six months ended June 30, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $389,623 between periods, primarily due to an increase in rental income and a decrease in operating expenses.

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



                      NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                      --------------------------------------------
                      (Registrant)


                      By:     The National Housing Partnership,
                              its sole General Partner


                      By:     National Corporation for Housing
                              Partnerships, its sole General Partner



August 11, 1995       By:                           /s/
---------------               --------------------------------------------------
                              John M. Novack
                              As Senior Vice President, Finance and Accounting,
                              and Chief Accounting Officer