Form 10-Q
period 1995-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1995-11-13
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                    September 30,         December 31,
                                                        1995                   1994
                                                 -------------------    -----------------

                          ASSETS
                          ------

Cash and cash equivalents                               $ 138,502           $ 176,583
Investments in and advances to

  Local Limited Partnerships (Note 2)                       -                    -
                                                         --------            --------
                                                        $ 138,502           $ 176,583
                                                         ========            ========
            LIABILITIES AND PARTNERS' DEFICIT
            ---------------------------------

Liabilities:
  Administrative and reporting fee
    payable to General Partner (Note 3)                 $ 425,927           $ 361,241
  Accrued expenses                                         30,850              37,350
  Due to General Partner (Note 3)                           1,518               1,518
  Accrued interest on due to
    General Partner (Note 3)                                  620                 452
                                                         --------            --------
                                                          458,915             400,561
                                                         --------            --------
Partners' deficit:
  General Partner -- The National
    Housing Partnership (NHP)                             (98,454)            (97,490)
  Original Limited Partner --
    1133 Fifteenth Street Three
    Associates                                           (103,354)           (102,390)
  Other Limited Partners -- 11,500
    investment units                                     (118,605)            (24,098)
                                                         --------            --------
                                                         (320,413)           (223,978)
                                                         --------            --------
                                                        $ 138,502           $ 176,583
                                                         ========            ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                 September 30,
                                                -----------------------       ------------------------
                                                  1995          1994           1995             1994
                                                  ----          ----           ----             ----

REVENUES:
   Distributions and repayments
     received in excess of investment
     in and advances to Local Limited
     Partnerships                               $    -         $    -         $    -          $ 24,527
   Interest income                                 1,413          1,372          3,597           4,033
                                                 -------        -------        -------         -------

                                                   1,413          1,372          3,597          28,560
                                                 -------        -------        -------         -------

COSTS AND EXPENSES:
   Loss on investment in Local
     Limited Partnerships (Note 2)                   -            2,800            -            10,408
   Share of losses from Local
     Limited Partnerships (Note 2)                   -              -              -            13,066
   Administrative and reporting
     fees to General Partner (Note 3)             21,562         21,562         64,686          64,686
   Other operating expenses                       10,712          9,883         35,346          31,510
                                                 -------        -------        ------          ------

                                                  32,274         34,245        100,032         119,670
                                                 -------        -------        -------         -------

NET LOSS                                        $(30,861)      $(32,873)      $(96,435)       $(91,110)
                                                 =======        =======        =======         =======

NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                              $(30,245)      $(32,215)      $(94,507)       $(89,288)
                                                 =======        =======        =======         =======

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                          $     (3)      $     (3)      $     (8)       $     (8)
                                                 =======        =======        =======         =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT



                                                  The              1133
                                                National        Fifteenth
                                                Housing           Street           Other
                                              Partnership         Three           Limited
                                                 (NHP)          Associates        Partners         Total
                                              -----------       ----------        --------         -----
Deficit at January 1, 1995                      $(97,490)       $(102,390)       $ (24,098)      $(223,978)
Net loss -- nine months ended
 September 30, 1995                                 (964)            (964)         (94,507)        (96,435)
                                                 -------         --------         --------        --------
Deficit at September 30, 1995                   $(98,454)       $(103,354)       $(118,605)      $(320,413)
                                                 =======         ========         ========        ========
Percentage interest at
 September 30, 1995                                    1%               1%              98%            100%
                                                 ========        =========        =========       =========
                                                      (A)              (B)              (C)

(A) General Partner
(B) Original Limited Partner
(C) Consists of 11,500 investments units of 0.008522% held by 921 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                              September 30,
                                                                         -----------------------

                                                                         1995               1994
                                                                         ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Distributions received in excess of investment in Local
      Limited Partnerships                                            $    -              $  24,082
    Interest received                                                    3,597                4,033
    Operating expenses paid                                            (41,678)             (39,107)
                                                                       -------              -------

Net cash used in operating activities                                  (38,081)             (10,992)
                                                                       -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Local Limited Partnerships                                 -                 (3,263)
    Repayment of advances to Local Limited Partnerships                    -                    445
                                                                       -------              -------

    Net cash used in investing activities                                  -                 (2,818)
                                                                       -------              -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (38,081)             (13,810)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                               176,583              195,029
                                                                       -------              -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $138,502             $181,219
                                                                       =======              =======

RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES:

Net loss                                                              $(96,435)            $(91,110)
                                                                       -------              -------

Adjustments to reconcile net loss to net cash used in operating activities:
      Repayment of advances to Local Limited Partnerships                  -                   (445)
      Loss on investment in Local Limited Partnerships                     -                 10,408
      Share of losses from Local Limited Partnerships                      -                 13,066
      Increase in administrative and reporting fees payable             64,686               64,686
      Decrease in other accrued expenses                                (6,332)              (7,597)
                                                                       -------              -------

       Total Adjustments                                                58,354               80,118
                                                                       -------              -------

      Net cash used in operating activities                           $(38,081)            $(10,992)
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of September 30, 1995 and December 31, 1994, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $948,615 and $1,262,419 of losses from these twelve and eleven Local Limited Partnerships during the nine months ended September 30, 1995 and 1994, respectively. As of September 30, 1995 and December 31, 1994, the Partnership has not recognized a total of $13,169,468 and $12,220,853, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at September 30, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the nine months ended September 30, 1994, the Partnership advanced $3,263 of working capital to one of the Local Limited Partnerships, while no advances were made during the nine months ended September 30, 1995. These advances were charged to operations as loss on investment in Local Limited Partnerships. During the nine months ended September 30, 1994, repayments of $445 were made to the Partnership. No repayments of advances were made to the Partnership during the nine months ended September 30, 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of September 30, 1995.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         The following are combined statements of operations for the three months and nine months ended September 30, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.


                       COMBINED STATEMENTS OF OPERATIONS

                                          Three Months Ended                        Nine Months Ended
                                             September 30,                             September 30,
                              ----------------------------------------  -------------------------------------
                                     1995                 1994                 1995               1994
                                     ----                 ----                 ----               ----

Rental income                    $ 2,099,539         $ 2,088,371            $ 6,393,190       $  6,145,733
Other income                         102,900              86,798                259,905            207,647
                                 -----------         -----------             ----------        -----------

   Total income                    2,202,439           2,175,169              6,653,095          6,353,380
                                   ---------           ---------              ---------          ---------

Operating expenses                 1,573,398           1,517,065              4,501,045          4,643,917
Interest, taxes and
  insurance                          725,995             710,028              2,185,986          2,124,083
Depreciation                         312,658             294,720                931,887            883,630
                                  ----------          ----------             ----------         ----------

   Total expenses                  2,612,051           2,521,813              7,618,918          7,651,630
                                   ---------           ---------              ---------          ---------

Net loss                         $  (409,612)        $  (346,644)           $  (965,823)      $ (1,298,250)
                                  ==========          ==========             ==========        ===========

National Housing
  Partnership Realty
  Fund III share of
   losses                        $  (402,812)        $  (340,059)           $  (948,615)      $ (1,275,485)
                                  ==========          ==========             ==========        ===========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the nine month periods ended September 30, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,686 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during each of the respective periods. The

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         amount of fees due the General Partner by the Partnership was $425,927 and $361,241 at September 30, 1995 and December 31, 1994, respectively.

         During the nine months ended September 30, 1995 and 1994, no operating deficit funding or repayment activity occurred between the General Partner and the Partnership. The amount owed to the General Partner by the Partnership was $1,518 at September 30, 1995 and December 31, 1994. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan as of September 30, 1995 and December 31, 1994 totaled $620 and $452, respectively.

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

Net cash used in operations for the nine months ended September 30, 1995 was $38,081 as compared to $10,992 for the nine months ended September 30, 1994. The increase in cash used in operations resulted from a decrease in distributions received in excess of investment in Local Limited Partnerships and an increase in operating expenses paid during the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994.

During the nine months ended September 30, 1995, the Partnership made no working capital advances, compared to $3,263 advanced to one of the Local Limited Partnerships during the nine months ended September 30, 1994. During the nine months ended September 30, 1994 , one Local Limited Partnership repaid advances of $445. No repayments were made during the nine months ended September 30, 1995. At September 30, 1995, the combined amount carried by the Local Limited Partnerships as due to the Partnership, amounted to $538,469. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1995, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. During the nine months ended September 30, 1994, cash distributions of $24,082 were received from two Local Limited Partnerships. There were no cash distributions during the nine months ended September 30, 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Cash and cash equivalents amounted to $138,502 at September 30, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1995, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $425,927 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

The General Partner is investigating the potential for Brunswick Village, Cherry Branch, Indian Valley I, II, III and Meadowood I, II and III to participate in LIHPRHA. Based on the appraisal data obtained, Brunswick Village and Meadowood I, II and III should defer participation in LIHPRHA in anticipation of the improvement of the local rental market where those Properties are located, as this improvement will have a positive impact on the Properties' value under LIHPRHA.

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

All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would assume ownership of both the General Partner's and the Partnerships' interests in the Local Limited Partnerships. All of the notes have final maturity dates between 1996 and 1999.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Due to the weakness in the rental markets where some of the Properties are located, the General Partner currently believes the amounts due on the acquisition notes may likely exceed the value to be obtained through the Properties' participation in LIHPRHA or other sale or refinancing opportunities. In the event that the Partnership loses its interest in these Local Limited Partnerships, the partners in the Partnership may incur adverse tax consequences. The impact of the adverse tax consequences is dependent on each partner's individual tax situation.

In their audit report dated March 18, 1995, the Partnership's auditors added an additional "emphasis" paragraph to their report on the Partnership's 1994 and 1993 financial statements included in the Form 10-K. The comments made in the "emphasis" paragraph generally repeat disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily Note 3. In the "emphasis" paragraph, the auditors stated "Two of the Local Limited Partnerships, Meadowood Townhouses I and III, have generated losses from operations and negative cash flows in recent years," and "These events raise substantial doubt about the ability of these Local Limited Partnerships to continue as going concerns." Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

The General Partner's intentions are to continue to manage the properties prudently so that they can maximize their cash flow. Management believes that the properties are capable of generating cash sufficient to sustain future operations and meet their debt obligations.

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

The Partnership's net loss increased to $96,435 for the nine months ended September 30, 1995 from a net loss of $91,110 for the nine months ended September 30, 1994. Net loss per unit of limited partnership interest was $8 for the 11,500 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships, partially offset by a decrease in the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Partnership's share of losses from and loss on investment in Local Limited Partnerships. The Partnership did not recognize $948,615 of its allocated share of losses from the twelve Local Limited Partnerships for the nine months ended September 30, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $326,870 between periods, primarily due to an increase in rental income and a decrease in operating expenses.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                                  (Registrant)


                                  By: The National Housing Partnership,
                                      its sole General Partner


                                  By: National Corporation for Housing
                                      Partnerships, its sole General Partner



November 10, 1995                 By: /s/ Jeffrey J. Ochs
                                      ----------------------------------------
                                      Jeffrey J. Ochs
                                      As Vice President, Finance and Accounting,
                                      and Chief Accounting Officer