Form 10-K
period 1995-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1996-03-29
CIK 769028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1995 ..... Commission file number 0-14457
                          -----------------                              -------


NATIONAL HOUSING PARTNERSHIP REALTY FUND III (A MARYLAND LIMITED PARTNERSHIP)
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    MARYLAND                              52-1394972
                    --------                               ---------
         (State or other Jurisdiction of               I.R.S. Employer
         incorporation or organization)              Identification No.)

     1225 EYE STREET, N.W. WASHINGTON, D.C.                 20005
     --------------------------------------                 -----
    (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:           (202) 347-6247
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   11,500 LIMITED
                                                              PARTNERSHIP
                                                              INTERESTS
                                                              -----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes   X    No
                                                 -----     -----

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference. NONE
                                     ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1995 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS



                                     PART I

                                                                             Page
                                                                             ----
Item 1.     Business                                                           2
Item 2.     Properties                                                         6
Item 3.     Legal Proceedings                                                  6
Item 4.     Submission of Matters to a Vote of Security Holders                6

                                    PART II

Item 5.     Market for the Registrant's Partnership
               Interests and Related Partnership Matters                       6
Item 6.     Selected Financial Data                                            7
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7
Item 8.     Financial Statements and Supplementary Data                       10
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            26

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                27
Item 11.    Executive Compensation                                            30
Item 12.    Security Ownership of Certain Beneficial
               Owners and Management                                          30
Item 13.    Certain Relationships and Related Transactions                    30


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                            31

                                     PART I


Item 1.  Business

         National Housing Partnership Realty Fund III (A Maryland Limited Partnership) (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act as of May 10, 1985. On June 14, 1985, the Partnership commenced offering 11,500 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on July 18, 1985, with subscriptions for all 11,500 limited partnership interests.

         The General Partner with a 1% interest in the Partnership is The National Housing Partnership (NHP), a District of Columbia limited partnership, whose sole general partner (0.2%) is National Corporation for Housing Partnerships (NCHP). Following a corporate reorganization in August 1995, which involved an initial public offering of NHP Incorporated's management-related service companies (the "Reorganization"), the remaining 99.8% of NHP's limited partnership interest is owned by NHP Partners Two Limited Partnership (Partners
Two), a Delaware limited partnership. NCHP is wholly owned by NHP Partners, Inc. (Partners), a Delaware corporation. Notwithstanding the Reorganization, control of NCHP, Partners Two and Partners remains with Demeter Holdings Corporation (a Massachusetts nonprofit corporation, which is wholly-owned/controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation created by the constitution of Massachusetts), Capricorn Investors, L.P. (a Delaware investment limited partnership, whose general partner is Capricorn Holdings, G.P., a Delaware general partnership), and J. Roderick Heller, III (Chairman, President and Chief Executive Officer of NCHP and Partners).

         The Original Limited Partner of the Partnership is 1133 Fifteenth Street Three Associates, a Maryland limited partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed. The Original Limited Partner holds a 1% Limited Partnership interest in the Partnership.

         The remaining 98% limited partnership interests in the Partnership are held by the investors who subscribed to the Offering.

         The Partnership's business is to hold limited partnership interests in twelve limited partnerships (Local Limited Partnerships) each of which owns and operates multi-family rental housing properties (Properties), which receive one or more forms of assistance from the Federal Government. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment and, as a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

         The Partnership's investment objectives are to:

         (1)     preserve and protect Partnership capital;

         (2) provide current tax benefits to Limited Partners to the extent permitted by law, including, but not limited to, deductions that Limited Partners may use to offset otherwise taxable income from other sources;

         (3) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

         (4) provide potential cash distributions from sales or refinancings of the Partnership's investments and, on a limited basis, from operations.

         The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by it.

         The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT


                                                                                         Units Authorized for   Units Occupied as a
                                                                Financed, Insured and      Rental Assistance    Percentage of Total
            Property Name, Location and              Number           Subsidized                 Under              Units as of
                 Partnership Name                   of Units            Under               Section 8 (C)        December 31, 1995
  -----------------------------------------------   --------   -----------------------   --------------------    -----------------
 Brunswick Village                                    110                (B)                      72                    99%
   Trenton, New Jersey
   (Brunswick Village
   Limited Partnership)

 Edmond Estates                                       120                (A)                      56                    98%
   Phoenix City, Alabama
   (Edmond Estates
   Limited Partnership)

 Elden Terrace                                        184                (A)                       0                    99%
   Herndon, Virginia
   (Elden Limited
   Partnership)

 Galion East                                           61                (B)                      60                    97%
   Galion, Ohio
   (Galion Limited
   Partnership)

 Indian Valley I                                      100                (A)                      40                    97%
   Kent, Ohio
   (Indian Valley I
   Limited Partnership)

 Indian Valley II                                      90                (A)                      36                    99%
   Kent, Ohio
   (Indian Valley II
   Limited Partnership)

 Indian Valley III                                     98                (A)                      39                    100%
   Kent, Ohio
   (Indian Valley III
   Limited Partnership)

 Cherry Branch Townhomes                              172                (A)                      20                    100%
   Laurel, Maryland
   (Kimberly Associates
   Limited Partnership)

                                                                                         Units Authorized for   Units Occupied as a
                                                                Financed, Insured and      Rental Assistance    Percentage of Total
            Property Name, Location and              Number           Subsidized                 Under              Units as of
                 Partnership Name                   of Units            Under               Section 8 (C)        December 31, 1995
  -----------------------------------------------   --------   -----------------------   --------------------    -----------------
 Meadowood Apartments I and II                        291                (A)                      100                   95%
   Edgewood, Maryland
   (Meadowood Townhouses I
   Limited Partnership)


 Meadowood Associates III                             283                (A)                      164                   91%
   Edgewood, Maryland
   (Meadowood Townhouses III
   Limited Partnership)

 Newton Hill                                           40                (A)                      16                    100%
   Akron, Ohio
   (Newton Hill
   Limited Partnership)

 Woodmark                                             150                (A)                       0                    95%
   Woodbridge, Virginia
   (Woodmark Limited
   Partnership)

 (A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

 (B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(3) of the National Housing Act.

 (C)      Section 8 of Title II of the Housing and Community Development Act of
          1974.

         Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

         As discussed in Note 12 to the combined financial statements of the Local Limited Partnerships, the General Partner determined that during 1994, a write-down of $2,500,000 in the carrying value of the property of Meadowood III was required. During 1993, a write-down of $1,400,000 in the carrying value of the property of Edmond Estates was required. These reductions were required since the estimated undiscounted total future cash flows from operations and the future sale of each property were less than the net book value of each property at each year end. These write-downs are in accordance with methods consistent with generally accepted accounting principles.

         Meadowood Townhouses I and Meadowood Townhouses III, investees of the Partnership, have generated losses for several years which have required funding from partners. These partners are under no obligation to continue to provide the funding. The ability of these Local Limited Partnerships to continue as going concerns is dependent on whether the Local Limited Partnership can produce positive cash flows or obtain additional fundings. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

         Operations at all of the other properties were generally satisfactory during the period.

         NCHP was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Virtually all of the Local Limited Partnership Properties may be eligible for these incentives; however, not all may benefit from the particular incentives provided for under LIHPRHA (see item 7). The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year has not yet been approved, and NHP management expects that funding for the 1996 fiscal year, if approved, will be limited. Management also expects that funding for LIHPRHA is unlikely to be renewed in future fiscal years. Anticipating these developments, Notices of Intent to participate in the LIHPRHA program have been filed for Brunswick Village, Edmond Estates, Indian Valley I, II and III, Cherry Branch Townhomes, Meadowood I, II and III and Newton Hill. However, with the exception of Brunswick Village and Meadowood I, II, and III, all of the properties are in the early stages of LIHPRHA processing and are not expected to receive incentives under the program. Of the properties which are in advanced stages of processing (Brunswick Village and Meadow I, II and III), NHP is working to see if these can receive incentives under LIHPRHA, but there can be no assurances that these efforts will be successful. The ability of the Partnership to sell or refinance any of the Local Limited Partnership Properties under LIHPRHA could be adversely affected by the aforementioned events (lack of program funding and likely termination of the LIHPRHA program after fiscal year 1996).

         As discussed in Note 7 to the Local Limited Partnerships' combined financial statements, all of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes of Meadowood Townhouses I and II reach final maturity in April 1996. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

         The Meadowood Townhouses I Limited Partnership has granted an option to the former project owners which enables them to reacquire the properties. The option becomes effective on the maturity date of certain nonrecourse deferred acquisition notes owed by NHP and Meadowood Townhouses I Limited Partnership and expires 90 days thereafter. The option price for the project is the greater of (I) the fair market value of the project at the date of the option, or (ii) the unpaid principal balance and accrued interest on the notes. During 1991, the maturity date of the notes was extended to April 15, 1996. The option may be terminated if the notes, including all accrued interest, are paid in full within 15 days of the exercise of the option. NHP is negotiating with the holders of the note and the purchase option on behalf of the Partnership and Meadowood Townhouses I Limited Partnerships so as to revise the note to extend the due date or terms of the note and the option agreement.

         Due to the weakness in the rental market conditions where the Properties are located, the General Partner believes the amounts due on the acquisition notes will likely exceed the value to be obtained through the Properties' participation in LIHPRHA or other sale or refinancing opportunities. The General Partner intends to continue negotiations with the noteholders to extend the maturity date of the notes and/or to structure an arrangement under which both the noteholders and the partners can receive a financial benefit by having the Properties participate in LIHPRHA or other sale or refinancing opportunities. Should no agreement be reached and the notes mature without sufficient funds from sale or refinancing to repay the notes, the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in the Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

         The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisitions of such ownership. All interests are limited partner interests. Also included are the total mortgage encumbrance and acquisition notes and related accrued interest encumbrances on each property for each of the Local Limited Partnerships as of December 31, 1995.

                                                                                                  Deferred
                                NHP Realty                                                       Acquisition
                                 Fund III              Cost of                                      Notes
                                Percentage            Ownership             Mortgage             and Accrued
Partnership                     Ownership              Interest               Notes              Interest
-----------                     ---------           --------------       ---------------    --------------------
Brunswick Village, L.P.           99.0%              $  580,612            $  718,929            $1,993,520

Edmond Estates, L.P.              98.0%                 416,038             1,067,602             1,949,215

Elden, L.P.                       94.5%                 876,011             1,958,990             3,271,354

Galion, L.P.                      94.5%                 282,933               554,267               960,568

Indian Valley I, II, III, L.P.    94.5%               1,456,232             3,631,110             4,910,441

Kimberly Associates, L.P.         94.5%                 902,469             2,065,005             2,793,753

Meadowoods
  Townhouses I, III, L.P.         99.0%               2,998,424             5,843,637            10,417,580

Newton Hill, L.P.                 94.5%                 210,227               468,209               655,122

Woodmark, L.P.                    94.5%                 835,732             1,584,651             3,095,548


Item 2.    Properties

           See Item 1 for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.    Legal Proceedings

           The Partnership is not involved in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted.


                                    PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

           (a) Interests in the Partnership were sold through a public offering managed by Dean Witter Reynolds, Inc. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

           (b) As of December 31, 1995, there were 921 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Three Associates - See Item 1).

           (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1995.

Item 6.    Selected Financial Data

                                                            Years Ended December 31,
                                  ----------------------------------------------------------------------------
                                       1995            1994           1993           1992           1991
                                       ----            ----           ----           ----           ----
Share of losses from
  Local Limited
  Partnerships (A)                  $      -       $ (13,066)     $ (47,504)      $ (65,412)     $ (56,313)
Other revenue and
  expenses:
    Interest income                     6,057          7,185         32,783           7,362          7,215
    Loss on investment in Local
      Limited Partnerships                 -         (10,641)      (527,829)             -              -
    Distributions received
      in excess of
      investment in
      Local Limited
      Partnerships                     28,528         24,527         23,846          88,482         24,944
    Partnership operating
      expenses                       (135,432)      (139,684)      (126,611)       (121,738)      (149,594)
                                     --------       --------       --------        --------       --------

Net loss                            $(100,847)     $(131,679)     $(645,315)      $ (91,306)     $(173,748)
                                     ========       ========       ========        ========       ========

Loss per unit of limited
  partnership interest
  based on the units
  outstanding during
  the period                        $      (9)     $     (11)     $     (56)      $      (8)     $     (15)
                                     ========       ========       ========        ========       ========

Total assets, at December 31        $ 164,374      $ 176,583      $ 215,240       $ 836,714      $ 849,711
                                     ========       ========       ========        ========       ========

Cash distributions per unit of
  limited partnership interest      $      -       $      -       $      -        $      -       $      -
                                     ========       ========       ========        ========       ========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in these Local Limited Partnerships. As a result, during 1995, 1994, 1993, 1992 and 1991, $936,943, $3,803,923, $2,859,089, $1,322,679 and $1,287,401,
         respectively, of losses from twelve, twelve, eleven, eleven and eleven of the Local Limited Partnerships have not been recognized by the Partnership.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

         In 1994, the Partnership advanced $10,641 to four of the Local Limited Partnerships by paying expenses on behalf of the Local Limited Partnerships. No advances were repaid to the Partnership during 1995 and 1994. As discussed in
Note 3 to the Partnership's financial statements, during 1993, the Partnership re-evaluated the collectibility of its total outstanding advances and, based on the Local Limited Partnerships' current operations, determined that such advances to Local Limited Partnerships are not likely to be collected currently and, for accounting purposes, treated the advances balance as additional Investment in Local Limited Partnerships. The balance was then reduced to zero, with the corresponding charge to operations to reflect a portion of the cumulative unrecognized losses in investments. Advances to the Local Limited Partnerships remain due and payable to the Partnership.

         During 1995 and 1994, NHP advanced a total of $120,953 and $29,629, respectively, to ten of the Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1995 and 1994, loans of $2,392 and $1,800, respectively, were repaid by four and one Local Limited Partnerships. The balance owed to NHP by Local Limited Partnerships at December 31, 1995 and 1994, was $674,767 and $556,206, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

         Net cash used in operations for the year ended December 31, 1995 was $7,994 as compared to cash used in operations of $17,697 in 1994 and $49,843 in 1993. The decrease in cash used in operations from 1994 to 1995 was primarily the result of an increase in distributions received from the Local Limited Partnerships and an increase in interest received. The decrease in cash used in operations from 1993 to 1994 was the result of decrease in accrued and administrative and reporting fees paid to the General Partner, partially offset by a decrease in interest received.

         Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, carrying values for all Local Limited Partnerships were reduced to zero during 1994. Cash distributions received are recorded as revenue as distributions in excess of investment in Local Limited Partnerships. In prior years, cash distributions received from investments in Local Limited Partnerships which had not been reduced to zero, were recorded as distributions in the statement of cash flows and reduced the Partnership's investment on the statement of financial position. Cash distributions totaling $28,528 and $24,527 were received from two Local Limited Partnerships during the years ended December 31, 1995 and 1994, respectively. The receipt of distributions in future years is dependent on the operations of the underlying Properties of the Local Limited Partnerships.

         Cash and cash equivalents amounted to $163,374 at December 31, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1995, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. Cash on hand at December 31, 1995, together with projected distributions from Local Limited Partnerships, should provide sufficient capital to fund the Partnership during 1996.

         As of December 31, 1995, the Partnership owes the General Partner $447,489 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees and any other advances will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships rather than through recurring operations, although the Partnership did pay $57,966 in such fees to the General Partner during 1993.

         NCHP was a significant participant in the drafting and passage of LIHPRHA. LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Virtually all of the Local Limited Partnership Properties may be eligible for these incentives; however, not all may benefit from the particular incentives provided for under LIHPRHA. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year has not yet been approved, and NHP management expects that funding for the 1996 fiscal year, if approved, will be limited. Management also expects that funding for LIHPRHA is unlikely to be renewed in future fiscal years. Anticipating these developments, Notices of Intent to participate in the LIHPRHA program have been filed for Brunswick Village, Edmond Estates, Indian Valley I, II and III, Cherry Branch Townhomes, Meadowood I, II and III and Newton Hill. All filings except Brunswick Village are in the early stages of processing. Depending on the outcome of this process, the ability of the Partnership to sell or refinance any of the Local Limited Partnership Properties under LIHPRHA could be adversely affected.

         All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would re-assume both NHP's and the Partnership's interests in the Local Limited Partnerships. All of the notes have final maturity dates between 1996 and 1999. Due to the weakness in the rental markets where some of the Properties are located, the General Partner currently believes the amounts due on the acquisition notes may likely exceed the value to be obtained through the Properties' participation in LIHPRHA or other refinancing opportunities. In the event that the Partnership loses its interest in these Local Limited Partnerships, the partners in the Partnership may incur adverse tax consequences. The impact of the adverse tax consequences is dependent on each partner's individual tax situation.

         The Meadowood Townhouses I Limited Partnership has granted an option to the former project owners which enables them to reacquire the properties. The option becomes effective on the maturity date of certain nonrecourse deferred acquisition notes owed by NHP and Meadowood Townhouses I Limited Partnership and expires 90 days thereafter. The option price for the project is the greater of (i) the fair market value of the project at the date of the option, or (ii) the unpaid principal balance and accrued interest on the notes. During 1991, the maturity date of the notes was extended to April 15, 1996. The option may be terminated if the notes, including all accrued interest, are paid in full within 15 days of the exercise of the option. NHP is negotiating with the holders of the note and the purchase option on behalf of the Partnership and Meadowood Townhouses I Limited Partnerships so to revise the Agreement to extend the due date or terms of the note and the option agreement. There can be no assurance that these negotiations will be successful.

         The noteholders of Cherry Branch Townhomes, which appears to be a potentially good candidate under LIHPRHA, have indicated that they do not desire to accept a discounted payoff of their note. This situation may prevent Cherry Branch Townhomes from participating in LIHPRHA.

         Results of Operations

         The Partnership has invested as a limited partner in Local Limited Partnerships which operate thirteen rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the losses of the Local Limited Partnerships. As of December 31, 1995 and 1994, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995, 1994 and 1993.

         The Partnership's net loss decreased $100,847 in 1995 from a net loss of $131,679 in 1994. Net loss per unit of limited partnership interest decreased to $9 in 1995 from $11 in 1994 for the 11,500 units outstanding throughout both years. This decrease was primarily due to a decrease in loss on the Partnership's investment in the Local Limited Partnerships and a decrease in the Partnership's share of losses from Local Limited Partnerships, as well as an increase in distributions received in excess of investment in Local Limited Partnerships. The Partnership did not recognize $936,943 of its allocated share of losses from twelve Local Limited Partnerships for the year ended December 31, 1995, as the Partnership's net book investment in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $2,543,754 between years. The decrease was primarily the result of one of the Local Limited Partnerships recording a loss on reduction of carrying value of their respective rental property of $2,500,000 during 1994, as the estimated future undiscounted cash flows from operations and ultimate sale are less than the current net book value (discussed more fully in Note 3 to the Partnership's financial statements). No such loss was recorded during 1995. Additionally, rental income increased in 1995 from 1994 and operating expenses decreased.

         The Partnership's net loss decreased to $131,679 in 1994 from a net loss of $645,315 in 1993. Net loss per unit of limited partnership interest decreased to $11 from $56 for the 11,500 units outstanding throughout both years. This decrease was primarily due to a decrease in the loss on the Partnership's investment in the Local Limited Partnerships and a decrease in losses from the Local Limited Partnerships, partially offset by a decrease in interest income. The

Partnership did not recognize $3,803,923 of its allocated share of losses from eleven Local Limited Partnerships for the year ended December 31, 1994, as the Partnership's net book investment in them was reduced to zero (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $406,275 between years. The increase in the loss was primarily the result of two of the Local Limited Partnerships recording a loss on reduction of carrying value of rental property of $1,100,000 more than in 1993, as the estimated future undiscounted cash flows from operations and ultimate sale are less than the current net book value, partially offset by an increase in rental income.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary schedules of the Partnership are included on pages 11 through 26 of this report.

Independent Auditors' Report



To The Partners of
  National Housing Partnership Realty Fund III
Washington, D.C.

We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995, and the supporting schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the years ended December 31, 1995 and 1994, and Brunswick Village Limited Partnership, Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, and Newton Hill Limited Partnership (investees of the Partnership) for the year ended December 31, 1993. The Partnership's equity in the net assets of these investees has been reduced to zero at December 31, 1995 and 1994 in accordance with the equity method of accounting. The Partnership's share of net losses of these investees in the amounts of $13,066 and $47,504 for the years ended December 31, 1994 and 1993, respectively, are included in the accompanying financial statements. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.



Deloitte & Touche LLP
March 15, 1996
Washington, D. C.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION


                                                                                           December 31,
                                                                             --------------------------------------
                                                                                   1995                1994
                                                                                   ----                ----
                                    ASSETS

Cash and cash equivalents (Note 2)                                              $ 164,374           $ 173,836
Interest receivable                                                                   -                 2,747
Investments in and advances to Local Limited
  Partnerships (Note 3)                                                               -                   -
                                                                                  -------            --------

                                                                                $ 164,374           $ 176,583
                                                                                 ========            ========

                      LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Administrative and reporting fees payable to
     General Partner (Note 4)                                                   $ 447,489           $ 361,241
   Accrued expenses                                                                41,710              37,350
   Due to Partner                                                                     -                 1,518
   Accrued interest on partner loans                                                  -                   452
                                                                                 --------            --------

                                                                                  489,199             400,561
                                                                                 --------            --------

Partners' deficit:
   General Partner - The National Housing Partnership (NHP)                       (98,498)            (97,490)
   Original Limited Partner - 1133 Fifteenth Street
     Three Associates                                                            (103,398)           (102,390)
   Other Limited Partners - 11,500 investment units                              (122,929)            (24,098)
                                                                                 --------            --------

                                                                                 (324,825)           (223,978)
                                                                                 --------            --------

                                                                                $ 164,374           $ 176,583
                                                                                 ========            ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS




                                                                          Years Ended December 31,
                                                             -------------------------------------------------
                                                                   1995           1994              1993
                                                                   ----           ----              ----
REVENUES:
   Interest income                                              $   6,057      $    7,185        $  32,783
   Distributions in excess of
     investment in Local Limited
     Partnerships (Note 3)                                         28,528          24,527           23,846
                                                                ---------       ---------        ---------

                                                                   34,585          31,712           56,629
                                                                ---------       ---------        ---------

COSTS AND EXPENSES:
   Loss on investment in Local Limited
     Partnerships (Note 3)                                            -            10,641          527,829
   Share of losses from Local Limited
     Partnerships (Note 3)                                            -            13,066           47,504
   Administrative and reporting fees to
     General Partner (Note 4)                                      86,248          86,248           78,920
   Other operating expenses                                        49,184          53,436           47,691
                                                                 --------        --------         --------

                                                                  135,432         163,391          701,944
                                                                 --------        --------         --------

NET LOSS                                                        $(100,847)      $(131,679)       $(645,315)
                                                                 ========        ========         ========

ALLOCATION OF NET LOSS:
   General Partner - NHP                                        $  (1,008)      $  (1,317)       $  (6,453)
   Original Limited Partner - 1133
     Fifteenth Street Three Associates                             (1,008)         (1,317)          (6,453)
   Other Limited Partners - 11,500
     investment units                                             (98,831)       (129,045)        (632,409)
                                                                 --------        --------         --------

                                                                $(100,847)      $(131,679)       $(645,315)
                                                                 ========        ========         ========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST (Note 3)                                 $      (9)      $     (11)       $     (56)
                                                                 ========        ========         ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                 The              1133
                                              National          Fifteenth
                                              Housing            Street            Other
                                            Partnership           Three           Limited
                                               (NHP)           Associates        Partners           Total
                                               -----           ----------        --------           -----
Equity (deficit) at January 1, 1993          $(89,720)         $ (94,620)       $ 737,356        $ 553,016

  Net loss                                     (6,453)            (6,453)        (632,409)        (645,315)
                                              -------           --------         --------         --------

Equity (deficit) at December 31, 1993         (96,173)          (101,073)         104,947          (92,299)

  Net loss                                     (1,317)            (1,317)        (129,045)        (131,679)
                                              -------           --------         --------         --------

Deficit at December 31, 1994                  (97,490)          (102,390)         (24,098)        (223,978)

  Net loss                                     (1,008)            (1,008)         (98,831)        (100,847)
                                              -------           --------         --------         --------

Deficit at December 31, 1995                 $(98,498)         $(103,398)       $(122,929)       $(324,825)
                                              =======           ========         ========         ========

Percentage interest at
  December 31, 1993, 1994,
  and 1995                                       1%                1%               98%
                                              =======           ========         ========

                                                (A)               (B)               (C)
                                              =======           ========         ========


(A)      General Partner

(B)      Original Limited Partner

(C)      Consists of 11,500 investment units of .008522% held by 919 investors.





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                         Years Ended December 31,
                                                            ---------------------------------------------------
                                                                   1995            1994             1993
                                                                   ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Distributions from Local Limited Partnerships             $     -         $     -          $     742
      Distributions received in excess of
        investment in Local Limited Partnerships                   28,528          24,526           19,574
      Interest received                                             8,804           4,438           32,609
      Operating expenses paid                                     (45,276)        (46,661)         (44,802)
      Administrative and reporting fees paid to General Partner       -               -            (57,966)
                                                                 --------        --------         --------

        Net cash used in operating activities                      (7,994)        (17,697)         (49,843)
                                                                 --------        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Advances to Local Limited Partnerships                          -               -            (22,200)
      Expenses paid on behalf of Local Limited Partnerships           -           (10,641)         (13,854)
      Other receivable                                                -             7,145           (7,145)
                                                                 --------        --------         --------

        Net cash used in investing activities                         -            (3,496)         (43,199)
                                                                 --------        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of loans from General Partner                        (1,518)            -                -
                                                                 --------        --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (9,462)        (21,193)         (93,042)

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                       173,836         195,029          288,071
                                                                 --------        --------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 164,374       $ 173,836        $ 195,029
                                                                 ========        ========         ========

RECONCILIATION OF NET LOSS TO NET CASH
    USED IN OPERATING ACTIVITIES:

Net loss                                                        $(100,847)      $(131,679)       $(645,315)
                                                                 --------        --------         --------

Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss on investment in Local Limited Partnerships                -            13,066          527,829
      Decrease (increase) in interest receivable                    2,747          (2,747)             -
      Share of losses from Local Limited Partnerships                 -            10,641           47,504
      Distributions from Local Limited Partnerships                   -               -                742
      Increase in administrative and reporting fees
        payable to the General Partner                             86,248          86,248           20,953
      Increase in payables                                          3,908           6,774            2,888
      Other                                                           -               -             (4,444)
                                                                 --------        --------         --------

      Total adjustments                                            92,903         113,982          595,472
                                                                 --------        --------         --------

    Net cash used in operating activities                       $  (7,944)      $ (17,697)       $ (49,843)
                                                                 ========        ========         ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



1.       SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING
         POLICIES

         Organization

         National Housing Partnership Realty Fund III (the Partnership) is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owns and operates an existing rental housing project or has acquired limited partnership interests in partnerships which own and operate one or two existing rental housing projects. All such rental housing projects are financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On June 30, 1985, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

         The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of all 11,500 interests.

         During 1985, the Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve limited partnerships (Local Limited Partnerships), which were organized in 1984 to directly or indirectly own and operate existing rental housing projects.

         Significant Accounting Policies

         The financial statements of the Partnership are prepared on the accrual basis of accounting. Direct costs of acquisition, including acquisition fees and reimbursable acquisition expenses paid to the General Partner, have been capitalized as investments in the Local Limited Partnerships. Other fees and expenditures of the Partnership are recognized as expenses in the period the related services are performed.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 3). An investment account is maintained for each of the Local Limited Partnership investments and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year they are received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

         For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                                                     December 31,
                                                                          ----------------------------------
                                                                             1995                  1994
                                                                             ----                  ----
        Cash in demand accounts                                            $    467               $    375
        Money market account                                                163,907                173,461
                                                                            -------                -------

                                                                           $164,374               $173,836
                                                                            =======                =======


3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         During 1985, the Partnership acquired a 99% limited partnership interest in Brunswick Village Limited Partnership and 94.5% limited partnership interests (98% with respect to allocation of losses) in nine Local Limited
Partnerships: Edmond Estates Limited Partnership, Elden Limited Partnership, Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, Kimberly Associates Limited Partnership, Newton Hill Limited Partnership and Woodmark Limited Partnership. The Partnership also acquired a 99% limited partnership interest in Meadowood Townhouses I Limited Partnership and Meadowood Townhouses III Limited Partnership. Those two Local Limited Partnerships each own a 99% limited partnership interest in an operating limited partnership which holds title to two and one rental housing properties, respectively. The Partnership's effective interest in these operating limited partnerships is 98.01%.

         Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize $936,943, $3,803,923 and $2,859,089 of its allocated share of losses from twelve, twelve and eleven Local Limited Partnerships during 1995, 1994 and 1993, respectively. As of December 31, 1995 and 1994, the Partnership had not recognized $12,605,989 and $11,669,046, respectively, of its allocated share of cumulative losses from the twelve and eleven Local Limited Partnerships in which its investment is zero.

         In 1994, the Partnership advanced $10,641 to four Local Limited Partnerships by paying expenses on behalf of the Local Limited Partnerships. No advances were repaid to the Partnership during 1995 and 1994. During 1993, the Partnership re-evaluated the collectibility of the total outstanding advances made to the Local Limited Partnerships and determined, based on the Local Limited Partnerships' current operations, that such advances are not likely to be collected currently. The Partnership treated the advances balance as additional "Investment in Limited Partnerships" for accounting purposes. The balance was then reduced to zero, with corresponding charges to operations or the investment balance for the individual Local Limited Partnerships. The charge to operations in 1994 reduced the Partnership's investment in Local Limited Partnerships to zero.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





         These advances plus accrued interest remain due and payable to the Partnership. As of December 31, 1995, the balance of such advances was $538,468. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

         Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1995 and 1994, and the combined results of operations for the years ended December 31, 1995, 1994 and 1993 are as follows:

                          COMBINED FINANCIAL POSITION
                       OF THE LOCAL LIMITED PARTNERSHIPS


                                                                                     December 31,
                                                                          ------------------------------------
                                                                               1995                 1994
                                                                               ----                 ----
Assets:
   Land                                                                   $  2,992,600         $  2,992,600
   Buildings and improvements,
     net of accumulated depreciation
     of $12,743,988 and $11,491,517 and reduction
     of carrying value of $3,900,000                                        29,312,581           29,503,104
   Other assets                                                              4,842,167            4,390,435
                                                                           -----------          -----------

                                                                          $ 37,147,348         $ 36,886,139
                                                                           ===========          ===========

Liabilities and partners' deficit:
   Liabilities:
     Mortgage notes payable                                               $ 17,892,400         $ 18,431,172
     Acquisition notes payable                                              14,683,867           14,683,867
     Other liabilities                                                      19,418,730           17,641,435
                                                                           -----------          -----------

                                                                            51,994,997           50,756,474

   Partners' deficit:
     National Housing Partnership Realty Fund III                          (13,369,178)         (12,427,679)
     Other partners                                                         (1,478,471)          (1,442,656)
                                                                           -----------          -----------

                                                                          $ 37,147,348         $ 36,886,139
                                                                           ===========          ===========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





                         COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                       Years Ended December 31,
                                                           ------------------------------------------------
                                                                 1995             1994             1993
                                                                 ----             ----             ----
Revenue                                                      $ 8,997,266      $ 8,635,033      $ 8,155,036
                                                              ----------       ----------       ----------

Expenses:
   Operating expenses                                          6,661,387        6,875,590        7,280,285
   Financial expenses - primarily interest                       640,359          552,011          361,845
   Interest on acquisition notes                               1,379,901        1,379,286        1,392,190
   Depreciation and amortization                               1,262,745        1,240,869        1,219,259
   Loss on reduction of carrying value of
     rental property                                                 -          2,500,000        1,400,000
                                                              ----------       ----------       ----------

     Total expenses                                            9,944,392       12,547,756       11,653,579
                                                              ----------       ----------       ----------

Net loss                                                     $  (947,126)     $(3,912,723)     $(3,498,543)
                                                              ==========       ==========       ==========


         The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The twelve Local Limited Partnerships were formed during 1984 for the purpose of directly or indirectly operating thirteen rental housing projects. Eleven of the projects receive a substantial amount of rental assistance from HUD.

         Depreciation of the buildings and improvements for eleven of the Local Limited Partnerships is computed on a straight-line method, assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building, whereas depreciation for one of the Local Limited Partnerships is computed using the straight-line method, assuming a 30-year life and a 30% salvage value. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years.

         The mortgage notes payable are insured by the Federal Housing Administration (FHA) and are collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. For the eleven rental housing projects insured under Section 236, the FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

         Deferred acquisition notes of $14,683,867 at December 31, 1995 bear simple interest at rates of 9% or 10% per annum. These notes are collateralized by partnership interests in all of the Local Limited Partnerships. Neither principal nor interest are payable currently; all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or dates ranging from 1996 to 1999 with extensions ranging up to five years. In both 1994 and 1993, one of the Local Limited Partnerships exercised its unilateral option to extend the maturity date of its notes originally due in 1994 and 1993. A fee equal to 1% of the original principal amount was added to the principal due.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





         There is substantial doubt as to the ability of two of the Local Limited Partnerships, Meadowoods Townhouses I and III, ability to continue as a going concern. Both Local Limited Partnerships have minimal cash balances at December 31, 1995. Additionally, Meadowoods Townhouses I has a deferred acquisition note and related interest in the total amount of $5,853,115 as of December 31, 1995, which is due during 1996. Resources available to the Partnership, primarily in the form of distributions, would be reduced if the Partnership were to lose its interest in a Local Limited Partnership. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. NHP's intentions are to continue to manage the properties prudently so that the properties can maximize their cash flow.

         For operating real estate property, generally accepted accounting principles (GAAP) require that the Local Limited Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of each of its property, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) is less than the net carrying value of the property. If such a shortfall exists, is material and is deemed to be other than temporary in nature, then a write-down equal to the shortfall would be warranted. The Local Limited Partnerships perform such evaluations on an ongoing basis.

         During 1994 and 1993, using a methodology consistent with GAAP, two of the Local Limited Partnerships (one in each year) determined that the book value of the rental property exceeded the rental property's estimated net realizable value. As required by GAAP, the Local Limited Partnerships have recorded an adjustment of $2,500,000 and $1,400,000 to reduce the carrying value of the rental property to its estimated net realizable value for the years ended December 31, 1994 and 1993, respectively. Similar write-downs were not required in 1995.

         Additionally, regardless of whether a write-down of an individual property has been recorded or not, the carrying value of each of these properties may still exceed their fair market value as of December 31, 1995. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

         In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1996. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Local Limited Partnerships have not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 will not have a significant impact on the results of operations and financial position of the Partnership because its investment in each Local Limited Partnership has been reduced to zero.

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         The General Partner of the Partnership is The National Housing Partnership (NHP). National Corporation for Housing Partnerships (NCHP) is the sole General Partner of NHP. NHP Partners Two, LP, is the sole limited partner of NHP. The Original Limited Partner of the Partnership, 1133 Fifteenth Street Three Associates, is comprised of individuals who were key employees of NCHP at the time the Partnership was formed.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





         The Partnership accrued Administrative and Reporting Fees payable to the General Partner of $86,248 in 1995 and 1994 and $78,920 during 1993. Payments of $57,966 were made to the General Partner in 1993. No payments were made in 1995 and 1994.

         An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned $583,446, $568,801 and $484,663 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1995, 1994 and 1993, respectively.

         Personnel working at the project sites which are managed by NHPMC were NCHP employees and, therefore, the projects reimbursed NCHP for the actual salaries and related benefits. Beginning January 1, 1996, project employees became employees of NHP Incorporated. Total reimbursements earned for salaries and benefits for the years ended December 31, 1995, 1994 and 1993, were approximately $739,000, $704,000 and $689,000, respectively.

5.       INCOME TAXES

         The Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources, subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statements of operations because of different methods used in determining the losses of the Local Limited Partnerships. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the percentage interest owned.

         For Federal income tax purposes, the twelve Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS), while for financial statements purposes, depreciation is computed using the straight-line method, assuming a 30-year life and a 30% salvage value or a 50-year life. Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes; while for financial statement purposes it is considered a liability. In addition, interest expense on the acquisition notes payable by the Local Limited Partnerships is computed for Federal income tax purposes using the economic accrual method; while for financial statement purposes, interest is computed using a simple interest rate. The Partnership's share of losses from the Local Limited Partnerships is not recognized for financial statement purposes once its investment account is decreased to zero; while, for income tax purposes, losses continue to be recognized. Other differences result from the allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





         A reconciliation follows:

                                                                        Years Ended December 31,
                                                           --------------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
Net loss per financial statements                            $  (100,847)     $  (131,679)     $  (645,315)

Timing differences in determining
  losses of local limited partnerships:
   Depreciation                                               (1,045,037)      (1,026,469)        (985,919)
   Interest on acquisition notes payable                        (136,036)         (66,114)         (27,687)
   Losses taken in excess of financial statement
     investment account                                         (962,475)      (3,841,344)      (1,533,851)
   Accrued interest on partner loans                             208,654           15,867          640,725
   Loss on reduction of carrying value of rental property            -          2,496,082              -
   Other                                                         225,733          255,506            1,181
                                                              ----------       ----------       ----------

Loss per tax return                                          $(1,810,008)     $(2,298,151)     $(2,550,866)
                                                              ==========       ==========       ==========


         As discussed in Note 3, there is substantial doubt as to the ability of two of the Local Limited Partnerships, Meadowood Townhouses I and III, ability to continue as a going concern. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

6. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALES OR REFINANCING

         Net income or loss from operations is allocated 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner. Cash distributions from operations, after payment of certain obligations including reimbursement on a cumulative basis of direct expenses incurred by the General Partner or its affiliates in managing the properties and payment of annual cumulative administrative and reporting fees, is distributed 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner.

         Cash received from the sale or refinancing of any underlying property of the Local Limited Partnerships, after payment of the applicable mortgage debt and the payment of all expenses related to the transaction, is to be distributed in the following manner:

         First, to the General Partner for any unrepaid loans to the Partnership and any unpaid fees (other than disposition and refinancing fees);

         Second, to the Limited Partners until the Limited Partners have received a return of their capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distribution from operations;

         Third, to the Limited Partners, until each Limited Partner has received an amount equal to a cumulative noncompounded 12% annual return on its capital contribution, after deduction of (a) an amount equal to 50%

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





         of the tax losses allocated to the Limited Partner and (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

         Fourth, to the General Partner until the General Partner has received a return of its capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

         Fifth, to the General Partner for disposition and refinancing fees, including prior disposition and refinancing fees which have been accrued but are unpaid;

         Sixth, to the partners with positive capital accounts to bring such accounts to zero; and

         Finally, 85% of the remaining sales proceeds to the Limited Partners and 15% to the General Partner.

         Gain for Federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in a Local Limited Partnership or underlying property will be allocated in the following manner:

         First, to the Limited Partners in an amount up to the negative balances of the capital accounts of Limited Partners in the same proportion as each Limited Partner's negative capital account bears to such aggregate negative capital accounts;

         Second, to the General Partner in an amount up to the General Partner's negative capital account, if any;

         Third, to the Limited Partners, up to the aggregate amount of capital contributions of the Limited Partners, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations, in the same proportion that each Limited Partner's capital contribution bears to the aggregate of all Limited Partners' capital contributions;

         Fourth, to the Limited Partners, until each Limited Partner has been allocated in such an amount equal to a cumulative noncompounded 12% annual return on its capital contribution, after deduction of (a) an amount equal to 50% of the tax losses allocated to the Limited Partner and (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

         Fifth, to the General Partner up to the aggregate amount of capital contributions made by the General Partner, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations; and

         Finally, 85% of the remaining gain to the Limited Partners and 15% to the General Partner.

         Losses for Federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in a Local Limited Partnership or underlying property will be allocated 85% to the Limited Partners and 15% to the General Partner.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                             A LIMITED PARTNERSHIP
           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED
                               DECEMBER 31, 1995


                                                            Initial                       Cost Capitalized
                                                         Cost to Local                       Subsequent
                                                      Limited Partnership                  to Acquisition
                                                 ------------------------------   --------------------------------
                                                                   Buildings                           Carrying
                                                                      and                                Cost
     Partnership Name           Encumbrances         Land         Improvements      Improvements     Adjustments
---------------------------   ----------------   -------------   --------------   ----------------  --------------
Brunswick Village
   Limited Partnership              (1)            $  275,000     $ 2,109,506        $  384,216      $          -

Edmond Estates
   Limited Partnership              (1)               150,000       2,470,329           172,732       (1,400,000)

Elden
   Limited Partnership              (1)               338,000       4,355,651           941,788                 -

Galion
   Limited Partnership              (1)                60,000       1,308,947           113,594                 -

Indian Valley I
   Limited Partnership              (1)               120,000       2,764,506           138,619                 -

Indian Valley II
   Limited Partnership              (1)               108,000       2,278,088           149,705                 -

Indian Valley III
   Limited Partnership              (1)               117,600       2,782,409           158,328                 -

Kimberly Associates
  Limited Partnership               (1)               294,000       4,259,949         1,544,132                 -

Meadowood Townhouses I
  Limited Partnership               (1)               582,000       6,495,229           898,625                 -

Meadowood Townhouses II
   Limited Partnership              (1)               566,000       6,285,999           744,506       (2,500,000)

Newton Hill
  Limited Partnership               (1)                60,000       1,015,475            69,566                 -

Woodmark
  Limited Partnership               (1)               322,000       3,882,930           631,740                 -
                                                  -----------     -----------        ----------      ------------
Total, December 31, 1995                           $2,992,600     $40,009,018        $5,947,551      $(3,900,000)
                                                  ===========     ===========        ==========      ============

                                     Gross Amount at which Carried
                                          at Close of Period
                             --------------------------------------------
                                                                                                                     Life upon which
                                                                                                                       depreciation
                                                                                                                        in latest
                                                                                                                       statement of
                                             Buildings                      Accumulated                                operations is
                                                and             Total       Depreciation      Date of       Date          computed
     Partnership Name           Land        Improvements      (2)  (3)          (3)         Construction   Acquired       (years)
---------------------------  -----------  ----------------  -------------  --------------  --------------  -----------  ------------
Brunswick Village
   Limited Partnership        $  275,000     $ 2,493,722    $ 2,768,722     $   686,173        1971           6/85         5-30

Edmond Estates
   Limited Partnership           150,000       1,243,061      1,393,061         613,072        1972           6/85         5-50

Elden
   Limited Partnership           338,000       5,297,439      5,635,439       1,566,539        1970           6/85         5-50

Galion
   Limited Partnership            60,000       1,422,541      1,482,541         402,141        1972           7/85         5-50

Indian Valley I
   Limited Partnership           120,000       2,903,125      3,023,125         803,515        1972           6/85         5-50

Indian Valley II
   Limited Partnership           108,000       2,427,793      2,535,793         665,477        1972           6/85         5-50

Indian Valley III
   Limited Partnership           117,600       2,940,737      3,058,337         797,460        1972           6/85         5-50

Kimberly Associates
  Limited Partnership            294,000       5,804,081      6,098,081       1,757,450        1971           6/85         5-50

Meadowood Townhouses I
  Limited Partnership            582,000       7,393,854      7,975,854       1,910,183        1972           6/85         5-50

Meadowood Townhouses II
   Limited Partnership           566,000       4,530,505      5,096,505       1,888,343        1972           6/85         5-50

Newton Hill
  Limited Partnership             60,000       1,085,041      1,145,041         317,256        1972           7/85         5-50

Woodmark
  Limited Partnership            322,000       4,514,670      4,836,670       1,336,379        1971           6/85         5-50
                              ----------     -----------    -----------     -----------
Total, December 31, 1995      $2,992,600     $42,056,569    $45,049,169     $12,743,988
                              ==========     ===========    ===========     ===========





                          See notes to Schedule XI.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                               DECEMBER 31, 1995


(1)      Schedule of Encumbrances

                                                                      Deferred
                                                                     Acquisition
                                                                      Notes and
                                                        Mortgage       Accrued
         Partnership Name                                Notes        Interest            Total
         ----------------                                -----        --------            -----
         Brunswick Village Limited Partnership       $   718,929     $ 1,993,520       $ 2,712,449

         Edmond Estates Limited Partnership            1,067,602       1,949,215         3,016,817

         Elden Limited Partnership                     1,958,990       3,271,354         5,230,344

         Galion Limited Partnership                      554,267         960,568         1,514,835

         Indian Valley I Limited Partnership           1,177,444       1,919,940         3,097,384

         Indian Valley II Limited Partnership          1,160,754       1,246,330         2,407,084

         Indian Valley III Limited Partnership         1,292,912       1,744,171         3,037,083

         Kimberly Associates Limited Partnership       2,065,005       2,793,753         4,858,758

         Meadowood Townhouses I Limited
           Partnership                                 2,729,143       5,853,115         8,582,258

         Meadowood Townhouses III Limited
           Partnership                                 3,114,494       4,564,465         7,678,959

         Newton Hill Limited Partnership                 468,209         655,122         1,123,331

         Woodmark Limited Partnership                  1,584,651       3,095,548         4,680,199
                                                      ----------      ----------        ----------

           TOTAL                                     $17,892,400     $30,047,101       $47,939,501
                                                      ==========      ==========        ==========


(2) The aggregate cost of land for Federal income tax purposes is $2,992,600, and the aggregate costs of buildings and improvements for Federal income tax purposes is $46,263,977. The total of the above-mentioned items is $49,256,577.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                      NOTES TO SCHEDULE XI-REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                               DECEMBER 31, 1995

                                  (CONTINUED)



(3)      Reconciliation of real estate

                                                                       Years Ended December 31,
                                                            ------------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
        Balance at beginning of period                       $43,987,221      $45,626,140      $46,557,885

        Improvements during the period                         1,061,948          861,081          468,255

        Reduction of carrying value of rental property               -         (2,500,000)      (1,400,000)
                                                              ----------       ----------       ----------

        Balance at end of period                             $45,049,169      $43,987,221      $45,626,140
                                                              ==========       ==========       ==========


        Reconciliation of accumulated depreciation

                                                                       Years Ended December 31,
                                                             -----------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
        Balance at beginning of period                       $11,491,517      $10,260,366      $ 9,041,107

        Depreciation expense for the period                    1,252,471        1,231,151        1,219,259
                                                              ----------       ----------       ----------

        Balance at end of period                             $12,743,988      $11,491,517      $10,260,366
                                                              ==========       ==========       ==========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         (a), (b) and (c). The Partnership has no directors, executive officers or significant employees of its own.

         (a), (b), (c), (e) and (f). The names, ages, business experience and involvement in legal proceedings of the directors and executive officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

         Seven individuals comprise the Board of Directors of NCHP. Three directors were appointed by the President of the United States, by and with the advice and consent of the Senate.

         J. Roderick Heller, III (age 58) was elected President, Chief Operating Officer and a Director of NCHP in 1985, Chief Executive Officer of NCHP in 1986 and Chairman in 1988. He currently serves as Chairman, President and Chief Executive Officer of NHP Incorporated and NCHP and their affiliate, NHP Real Estate Corporation. Mr. Heller also serves as Chairman and Chief Executive Officer of NHP Management Company, another principal affiliate of NCHP. He had been President and Chief Executive Officer of Bristol Compressors, Inc., Bristol, Virginia, a manufacturer of air conditioning compressors, from 1982 until 1985. Prior to that, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering from 1971 until 1982, and while there, represented NCHP on legal matters from its organization in 1970. He serves on the boards of directors of Auto-Trol Technology Corporation and a number of nonprofit organizations, including the National Trust for Historic Preservation. Mr. Heller was re-elected to the Board of Directors in 1992 and continues to serve.

         Susan R. Baron (age 44) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the board of directors of Seeds of Peace and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Danny K. Davis (age 54) has been a Commissioner on the Cook County Board of Commissioners since November 1990. Prior to his service on the Cook County Board, he served as an Alderman on the Chicago City Council for 11 years. Mr. Davis is also a member of numerous civic and professional organizations. He was appointed to the Board of Directors by the President of the United States in September 1994 for a term to expire on October 27, 1996.

         Alan A. Diamonstein (age 64) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

         Michael R. Eisenson (age 40) is the President and Chief Executive Officer of Harvard Private Capital Group, Inc., the wholly-owned subsidiary of Harvard Management Company, Inc. which manages the direct investment and private equity portfolio of the Harvard University endowment fund. Between 1981 and 1986, Mr. Eisenson was a principal with the Boston Consulting Group. Mr. Eisenson serves on the boards of directors of Harken Energy Corporation, ImmunoGen, Inc. and Somatix Therapy Corporation, as well as a number of private companies. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Eisenson was re-elected to the Board of Directors in 1992 and continues to serve.

         Tim R. Palmer (age 38) is a Managing Director of Harvard Private Capital Group, the wholly-owned subsidiary of Harvard Management Company, Inc. which manages the direct investment and private equity portfolio of the Harvard University endowment fund. Prior to joining Harvard Private Capital in 1990, Mr. Palmer was a manager of business development at The Field Corporation and an attorney with Sidley & Austin. Mr. Palmer serves on the board of directors of PriCellular Corporation, as well as on the boards of several private companies. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Palmer was re-elected to the Board of Directors in June 1994, for a term to expire in 1997.

         Herbert S. Winokur, Jr. (age 52) has been the President of Winokur & Associates, Inc. and Winokur Holdings, Inc., and the Managing General Partner of Capricorn Investors, L.P. since 1987. Mr. Winokur is the Chairman of DynCorp and serves on the boards of directors of Enron Corporation, Marine Drilling Companies, Inc. and NacRe Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Capricorn is entitled to elect one member of the NCHP
Board of Directors. Pursuant to this agreement, Mr. Winokur was re-elected to the Board of Directors in 1994, for a term to expire in 1997.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below. Also listed and described are certain of the executive officers of NHP Incorporated, NCHP's parent company, and both NHP Real Estate Corporation (Realco) and NHP Management Company (NHP Management), two principal affiliates of NCHP. References below to "NHP" are intended to include NCHP and its principal affiliates, as appropriate.

         J. Roderick Heller, III (age 58). See "Directors of NCHP."

         Ann Torre Grant (age 38) has served as Executive Vice President, Chief Financial Officer and Treasurer of NHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant is a graduate of the University of Notre Dame and has a Masters of Business from Cornell University. Ms. Grant serves as a director of the Mutual Series Funds.

         Linda J. Brower (age 44) has served as Executive Vice President of NHP since March 1994 and served as Senior Vice President of NCHP from February 1992 to March 1994. Ms. Brower is responsible for asset management of the multifamily portfolio. From 1984 to 1991, Ms. Brower was Vice President and Area Director for the Orange County, California and Washington, D.C. offices of Citicorp Real Estate and was responsible for analyzing investment proposals, asset management and restructuring. She is a graduate of UCLA, holds a Masters degree in finance from the University of Texas and is a licensed real estate broker.

         Linda G. Davenport (age 46) has served as Executive Vice President of the Company since March 1994. She is primarily responsible for corporate and portfolio. Ms. Davenport served as Executive Vice President and Chief Operating Officer of NCHP from 1990 to January 1994 and as General Counsel and Senior Vice President of the Company from 1986 to 1989. Prior to joining NCHP in 1979 as Assistant General Counsel, Ms. Davenport was employed in the Office of the General Counsel of the Federal Deposit Insurance Corporation. She is a graduate of Michigan State University and holds J.D. degree form California Western School of Law.

         Robert M. Greenfield (age 48) has served as Executive Vice President of NHP since March 1994. He joined NCHP in October 1991 as Senior Vice President. Mr. Greenfield is primarily responsible for corporate and portfolio acquisitions. From 1978 to 1984, and from 1990 to 1991, Mr. Greenfield was a consultant in corporate strategy for the Boston Consulting Group, providing analyses and recommendations to clients in the areas of corporate strategy, business development and diverstiture. From 1984 to 1991, he was a principal in Schindler Greenfield, Inc. and OCC, Inc., closely held real estate development firms. In February of 1992, Mr. Greenfield and his wife filed for protection under Chapter 7 of the United States Bankruptcy Code as a result of their inability to meet certain direct and guaranteed obligations on borrowings by or on behalf of Schindler Greenfield, Inc. and its affiliates. Mr. Greenfield graduated with honors from the University of Chicago and holds a Masters of Business Administration with honors from Harvard Business School.

         J. Robert Hiner (age 44) has served as Executive Vice President of NHP Management Co. since October 1993. He previously served as Senior Vice President of NHP Management Co. from 1991 to 1993. During 1990, Mr. Hiner served as President of Shadwell-Jefferson Property Management, Inc., a retail property management company formed to manage 71 shopping centers in the midwestern and southern United States. From 1986 to 1990, he served as President of Cardinal Apartment Management Group, Inc., which was responsible for the management of 55,000 apartment units. Mr. Hiner is a graduate of the University of Virginia and holds a Masters of Business Administration from Capital University.

         Joel F. Bonder (age 47) has served as Senior Vice President and General Counsel of the Company since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel of the Company from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies. He is a graduate of the University of Rochester and received a J.D. degree from the Washington University School of Law.

         Charles S. Wilkins, Jr. (age 45) has served as Senior Vice President of NCHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association, as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force. He graduated with honors from the University of North Carolina at Chapel Hill, is a Certified Property Manager and a licensed real estate broker.

         Jeffrey J. Ochs (age 38) has served as Vice President and Chief Accounting Officer of NHP since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc. Mr. Ochs is a CPA and has a Masters of Business Administration from Clarion University of Pennsylvania, where he also earned a B.S. in Business Administration.

         Eugene H. Goodsell (age 42) serves as Vice President and Controller of NHP Incorporated, NCHP, Realco and NHP Management. He has been with NCHP since 1983. Prior to joining NHP, Mr. Goodsell, a CPA, was an audit manager with the public accounting firm of Arthur Andersen LLP.

         (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

         National Housing Partnership Realty Fund III has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1995:

         (i) The Partnership accrued $86,248 for administrative and reporting fees for managing the affairs of the Partnership and for investor services during 1995. No payments were made in 1995.

         (ii) Annual partnership administration fees of $97,500 are payable, but not yet paid, to the General Partner for its services as General Partner of the Local Limited Partnerships. During 1995, the Local Limited Partnerships made payments of $145,013 for previous years' annual partnership administrative fees.

         (iii) An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by four of the Local Limited Partnerships. During 1995, NHPMC and other affiliates of NCHP earned $583,446 for management fees and other services provided to the Local Limited Partnerships.

         (iv) In 1995, personnel working at the project sites which were managed by NHPMC were NCHP employees, and therefore the project reimbursed NCHP for their actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1995, was approximately $739,000. At December 31, 1995 trade payables include $1,627 due to NCHP.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         1133 Fifteenth Street Three Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

         NHP is also the sole general partner of NHP Investment Partners I. NHP Investment Partners I holds 4.5% limited partnership interest (1% with respect to allocation of losses) in nine of the Local Limited Partnerships. NHP Investment Partners I held a 1% general partnership interest and a 98% limited partnership interest in these Local Limited Partnerships prior to admittance of the Partnership. A former employee of NCHP (a New Jersey resident) holds a 0.01% limited partnership interest in one Local Limited Partnership to meet that state's legal requirements.

Item 13. Certain Relationships and Related Transactions

         The Partnership had no material transactions or business relationships with NHP or its affiliates except as described in Items 8, 10, and 11, above.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  Documents filed as a part of this report:

             1.  Financial Statements

                 The financial statements, notes, and reports listed below are included herein:

                                                                                   Page
                                                                                   ----
                          Independent Auditors' Report                             11

                          Statements of Financial Position,
                          December 31, 1995 and 1994                               12

                          Statements of Operations for the Years
                          Ended December 31, 1995, 1994 and 1993                   13

                          Statements of Partners' Deficit for the Years
                          Ended December 31, 1995, 1994 and 1993                   14

                          Statements of Cash Flows for the Years Ended
                          December 31, 1995, 1994 and 1993                         15

                          Notes to Financial Statements                            16

                          Schedule XI - Real Estate and
                          Accumulated Depreciation of the Local Limited
                          Partnerships in which NHP Realty Fund III has
                          invested, December 31, 1995                              24

                 2.       Financial Statement Schedules

                          Financial statement schedules for the Registrant:

                          Schedule XI is included in the financial statements listed under Item 14(a)(1) above. All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

                          Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b): See 3 below.

                 3.       Exhibits

                          The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested funds are included as an exhibit to this report and are incorporated herein:

                                                                                   Page
                                                                                   ----
                          Independent Auditors' Reports                            35

                          Combined Statements of Financial
                          Position, December 31, 1995 and 1994                     44

                          Combined Statements of Operations
                          for the Years Ended December 31, 1995,
                          1994, and 1993                                           45

                          Combined Statements of Partners'
                          Deficit for the Years Ended
                          December 31, 1995, 1994 and 1993                         46

                          Combined Statements of Cash Flows for the
                          Years Ended December 31, 1995, 1994 and 1993             47

                          Notes to Combined Financial
                          Statements                                               50

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    National Housing Partnership Realty Fund III
    By:  The National Housing Partnership, its sole general partner
    By:  National Corporation for Housing Partnerships, its sole general partner




March 28, 1996                 /s/ J. Roderick Heller, III
--------------                 ----------------------------------------------
Date                           J. Roderick Heller, III, Chairman, President
                               and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 28, 1996                 /s/ J. Roderick Heller, III
--------------                 ----------------------------------------------
Date                           J. Roderick Heller, III
                               Chairman, President, Chief Executive
                               Officer and Director




March 28, 1996                 /s/ Ann Torre Grant
--------------                 ----------------------------------------------
Date                           Ann Torre Grant
                               Executive Vice President, Chief Financial Officer
                               and Treasurer




March 28, 1996                 /s/ Jeffrey J. Ochs
--------------                 ----------------------------------------------
Date                           Jeffrey J. Ochs
                               Vice President and Chief Accounting Officer

March 28, 1996                                      *
--------------                 ----------------------------------------------
Date                           Susan R. Baron, Director



March 28, 1996                                      *
--------------                 ----------------------------------------------
Date                           Michael R. Eisenson, Director



March 28, 1996                                      *
--------------                 ----------------------------------------------
Date                           Danny K. Davis, Director



March 28, 1996                                      *
--------------                 ----------------------------------------------
Date                           Tim R. Palmer, Director



March 28, 1996                                      *
--------------                 ----------------------------------------------
Date                           Alan A. Diamonstein, Director




March 28, 1996                                      *
--------------                 ----------------------------------------------
Date                           Herbert S. Winokur, Jr., Director


         This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 25 to the Partnership's Form 10-K for the fiscal years ended December 31, 1987, December 31, 1988, December 31, 1990 and December 31, 1991. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.


           *By J. Roderick Heller, III pursuant to Power of Attorney.



                         /s/ J. Roderick Heller, III
                         ---------------------------

Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund III
Washington, D.C.

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 1995 and 1994, and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the years ended December 31, 1995, 1994 and 1993. We did not audit the financial statements of Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, and Newton Hill Limited Partnership (investees of the Partnership) for the year ended December 31, 1993. These investees' statements of financial position represent total assets constituting 7% of combined total assets at December 31, 1995 and 1994, and net losses constituting 8%, 2% and 13% of combined net loss for each of the three years in the period ended December 31, 1995. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which the Partnership holds a limited partnership interest as of December 31, 1995 and 1994, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
March 15, 1996
Washington, D. C.

Independent Auditors' Report


The Partners
Brunswick Village Limited Partnership
Washington, D.C.

         We have audited the accompanying balance sheet of BRUNSWICK VILLAGE LIMITED PARTNERSHIP, HUD Project No. 031-55075-LDP, as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), of partners' deficiency and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNSWICK VILLAGE LIMITED PARTNERSHIP as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





Goldenberg Rosenthal Friedlander
January 25, 1996

Independent Auditors' Report


The Partners
Brunswick Village Limited Partnership
Washington, D.C.

         We have audited the accompanying balance sheet of BRUNSWICK VILLAGE LIMITED PARTNERSHIP, HUD Project No. 031-55075-LDP, as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), of partners' deficiency and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNSWICK VILLAGE LIMITED PARTNERSHIP as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Goldenberg Rosenthal Friedlander
January 23, 1995

Independent Auditors' Report


The Partners
Brunswick Village Limited Partnership
Washington, D.C.

We have audited the accompanying statement of financial position of Brunswick Village Limited Partnership, HUD Project No. 031-55075-LDP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Village Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Friedlander, Dunn & Company
February 1, 1994

Independent Auditor's Report



Partners
Galion Limited Partnership
Reston, VA

We have audited the accompanying statement of financial position of Galion Limited Partnership, A Limited Partnership, FHA Project No. 042-35068-LDP-SUP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galion Limited Partnership, A Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





Russell, Thompson, Butler & Houston
Mobile, Alabama
January 22, 1994

Independent Auditor's Report



Partners
Indian Valley I Limited Partnership -
Reston, VA

We have audited the accompanying statement of financial position of Indian Valley I Limited Partnership, A Limited Partnership, FHA Project No. 042-44028-LD-SUP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indian Valley I Limited Partnership, A Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





Russell, Thompson, Butler & Houston
Mobile, Alabama
January 22, 1994

Independent Auditor's Report



Partners
Indian Valley II Limited Partnership -
Reston, VA

We have audited the accompanying statement of financial position of Indian Valley II Limited Partnership, A Limited Partnership, FHA Project No. 042-44079-LDP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indian Valley II Limited Partnership, A Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





Russell, Thompson, Butler & Houston
Mobile, Alabama
January 22, 1994

Independent Auditor's Report



Partners
Indian Valley III Limited Partnership -
Reston, VA

We have audited the accompanying statement of financial position of Indian Valley III Limited Partnership, A Limited Partnership, FHA Project No. 042-44164-LDP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indian Valley III Limited Partnership, A Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





Russell, Thompson, Butler & Houston
Mobile, Alabama
January 22, 1994

Independent Auditor's Report



Partners
Newton Hill Limited Partnership -
Reston, VA

We have audited the accompanying statement of financial position of Newton Hill Limited Partnership, A Limited Partnership, FHA Project No. 042-44094-LDP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newton Hill Limited Partnership, A Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





Russell, Thompson, Butler & Houston
Mobile, Alabama
January 22, 1994

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF FINANCIAL POSITION




                                                                                   December 31,
                                                                      ----------------------------------------
                                                                           1995                      1994
                                                                           ----                      ----
                                    ASSETS

Cash and cash equivalents                                            $    748,359             $    636,591
Accounts receivable (Note 3)                                              422,422                  178,133
Tenants' security deposits
  held in trust funds                                                     469,034                  488,208
Prepaid taxes and insurance                                               167,878                  182,013
Deferred finance costs                                                    163,992                  183,731
Mortgage escrow deposits (Note 6)                                       2,870,482                2,721,759
Rental property, net (Notes 2, 5 and 12)                               32,305,181               32,495,704
                                                                      -----------              -----------

                                                                     $ 37,147,348             $ 36,886,139
                                                                      ===========              ===========

                      LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses:
     Accounts payable (Note 10)                                      $    763,213             $    643,215
     Accrued real estate taxes                                            125,523                  126,754
     Due to management agent (NHPMC) (Note 10)                             48,458                   52,307
     Accrued interest on mortgage notes                                    14,580                   17,907
     Due to partners (Note 8)                                           1,586,491                1,516,486
     Accrued interest on partner loans                                    991,787                  775,377
                                                                      -----------              -----------

                                                                        3,530,052                3,132,046

Tenants' security deposits payable                                        477,530                  500,047
Deferred income                                                            47,914                   26,009
Deferred acquisition notes payable (Note 7)                            14,683,867               14,683,867
Accrued interest on deferred
  acquisition notes (Note 7)                                           15,363,234               13,983,333
Mortgage notes payable (Note 6)                                        17,892,400               18,431,172
Partners' deficit                                                     (14,847,649)             (13,870,335)
                                                                      -----------              -----------

                                                                     $ 37,147,348             $ 36,886,139
                                                                      ===========              ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS


                                                                          Year Ended December 31,
                                                               ----------------------------------------------
                                                                   1995               1994          1993
                                                                   ----               ----          ----
REVENUES:
   Rental income (Note 4)                                      $8,589,996        $ 8,244,550     $ 7,881,505
   Interest income                                                144,838             95,991          56,232
   Other income                                                   262,432            294,492         217,299
                                                                ---------         ----------      ----------

                                                                8,997,266          8,635,033       8,155,036
                                                                ---------         ----------      ----------

EXPENSES:
   Administrative expenses                                        971,059          1,020,348       1,059,097
   Operating and maintenance expenses                           3,268,140          3,496,289       3,224,496
   Management and other services from
     related party (Note 10)                                      583,446            568,801         484,663
   Salaries and related benefits to
     related party (Note 10)                                      739,044            703,878         688,863
   Depreciation and amortization                                1,262,745          1,240,869       1,219,259
   Taxes and insurance                                          1,002,198            988,774         977,941
   Financial expenses - primarily interest (Note 6)               510,436            514,575         361,845
   Interest on acquisition notes (Note 7)                       1,379,901          1,379,286       1,392,190
   Other entity expenses                                          129,923             37,436         747,725
   Loss on reduction of carrying value of rental property
     (Note 12)                                                        -            2,500,000       1,400,000
   Annual partnership administrative
     fees to General Partner (Note 8)                              97,500             97,500          97,500
                                                                ---------         ----------      ----------

                                                                9,944,392         12,547,756      11,653,579
                                                                ---------         ----------      ----------

NET LOSS                                                       $ (947,126)       $(3,912,723)    $(3,498,543)
                                                                =========         ==========      ==========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT


                                 National
                                  Housing           The
                                Partnership       National             NHP             Other
                                Realty Fund        Housing         Investment         Limited
                                    III          Partnership       Partners I         Partner        Total
                             -----------------   -----------       ----------         -------        -----
Deficit at
  January 1, 1993             $  (5,083,383)    $   (968,129)       $(359,957)          $(183)   $ (6,411,652)

   Distributions                    (20,316)            (215)            (932)            -           (21,463)

   Net loss                      (3,435,121)         (34,985)         (28,437)            -        (3,498,543)
                               ------------      -----------         --------            ----     -----------

Deficit at
  December 31, 1993              (8,538,820)      (1,003,329)        (389,326)           (183)     (9,931,658)

   Distributions                    (24,527)            (259)          (1,168)            -           (25,954)

   Net loss                      (3,864,332)         (39,129)          (9,262)            -        (3,912,723)
                               ------------      ------------        --------            ----     -----------

Deficit at
  December 31, 1994             (12,427,679)     (1,042,717)         (399,756)           (183)    (13,870,335)

  Reclassification                  23,972           (23,972)             -               -               -

   Distributions                    (28,528)            (302)          (1,358)            -           (30,188)

   Net loss                        (936,943)          (6,366)          (3,817)            -          (947,126)
                               ------------      -----------         --------            ----     -----------

Deficit at
  December 31, 1995            $(13,369,178)     $(1,073,357)       $(404,931)          $(183)   $(14,847,649)
                                ===========       ==========         ========            ====     ===========

Percentage interest
  at December 31, 1993,
  1994 and 1995                     (A)               (B)              (C)                (D)
                                ===========       ==========         ========            ====

(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses) in nine local limited partnerships and 99% limited partnership interest in three local limited partnerships.

(B) Holds a 1% general partnership interest in eleven local limited partnerships and a .99% general partnership interest (1% with respect to allocation of losses) in Brunswick Village Limited Partnership.

(C) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in nine local limited partnerships.

(D) A former employee of NCHP holds a .01% limited partnership interest (0% with respect to allocation of losses) in Brunswick Village Limited Partnership.





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS


                                                                         Years Ended December 31,
                                                           ---------------------------------------------------
                                                                 1995                1994             1993
                                                                 ----                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rental receipts                                            $8,421,418        $ 8,120,041      $ 7,604,344
   Interest receipts                                             135,559             80,609           55,823
   Other receipts                                                287,946            275,094          230,258
   Administrative expenses paid                                 (367,535)          (361,251)        (347,096)
   Administrative salaries paid                                 (405,924)          (401,627)        (398,989)
   Management fees paid                                         (749,700)          (731,656)        (643,258)
   Computer and accounting fees paid                             (89,369)           (91,668)         (95,736)
   Utilities paid                                             (1,262,837)        (1,386,611)      (1,414,439)
   Operating and maintenance expenses paid                    (1,659,768)        (1,935,297)      (1,527,505)
   Operating and maintenance payroll paid                       (775,432)          (755,468)        (714,841)
   Real estate taxes paid                                       (492,260)          (504,797)        (505,611)
   Payroll taxes paid                                           (108,668)          (107,656)        (104,532)
   Miscellaneous taxes paid                                      (18,306)           (22,243)         (29,854)
   Property insurance paid                                      (208,310)          (184,614)        (183,735)
   Miscellaneous insurance paid                                 (174,904)          (144,074)        (171,153)
   Interest on mortgage notes paid                              (191,834)          (227,531)        (260,727)
   Interest on partner loans paid to General Partner             (10,852)           (72,088)         (59,892)
   Mortgage insurance premium paid                               (85,974)           (88,694)         (90,993)
   Miscellaneous financial expenses paid                            (747)            (1,095)          (2,882)
   Payment of partnership administrative fee
     to General Partner                                         (145,013)          (107,889)         (45,913)
   Payment of other entity expense                               (14,520)            (4,418)             -
                                                              ----------        ------------     -----------

   Decrease (increase) in tenants' security deposits
     held in trust fund                                           19,174                313           (3,660)

   (Decrease) increase in tenants' security deposits payable     (22,517)            20,319           26,184
                                                              ----------        -----------      -----------
     Net cash provided by operating activities                 2,079,627          1,367,699        1,315,793
                                                              ----------        -----------      -----------





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                         Years Ended December 31,
                                                            -------------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                                       $(1,044,889)    $   (887,956)    $   (431,300)
   Payment of deferred costs                                         -             17,873              -
   Payments to mortgage escrow deposits                       (1,539,584)      (1,509,139)      (1,647,787)
   Disbursements from mortgage escrow deposits                 1,480,302        1,510,697        1,445,760
   Interest earned on mortgage escrow deposits                   (89,442)         (57,456)         (25,843)
   Interest withdrawn from mortgage escrow deposits                  -                -             23,808
   (Increase) decrease in receivable from mortgagee             (208,443)          51,974           13,832
                                                              ----------      -----------      -----------


      Net cash used in investing activities                   (1,402,056)        (874,007)        (621,530)
                                                              ----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of principal on mortgage notes                      (538,772)        (500,553)        (465,613)
   Distributions to partners                                     (30,188)         (25,954)         (21,463)
   Payment of deferred costs                                         -                -            (18,429)
   Loans from partners                                             5,549            8,038           28,619
   Repayment of loans from partners in lieu of distributions      (2,392)            (405)             -
                                                              ----------      -----------      -----------

   Net cash used in financing activities                        (565,803)        (518,874)        (476,886)
                                                              ----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                111,768          (25,182)         217,377

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                                         636,591          661,773          444,396
                                                              ----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $   748,359     $    636,591     $    661,773
                                                              ==========      ===========      ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                               Years Ended December 31,
                                                                  -------------------------------------------------
                                                                        1995             1994             1993
                                                                        ----             ----             ----
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                         $  (947,126)     $(3,912,723)     $(3,498,543)
                                                                     ----------       ----------       ----------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation and amortization                                  1,262,745        1,240,869        1,228,977
       Loss on reduction of carrying value of rental property               -          2,500,000        1,400,000
       Mortgagor entity expenses                                      1,833,545        1,707,124        2,238,153
       Decrease (increase) in receivable from tenants, net                7,591           77,695          (30,428)
       Decrease (increase) in other receivable                               59              (16)          26,502
       (Increase) decrease in receivable from FHA subsidy                (2,933)          16,220            8,383
       Increase in insurance proceeds receivable                        (39,713)         (13,569)         (18,510)
       (Increase) decrease in interest receivable                          (850)          (9,247)           6,637
       Decrease in prepaid taxes and insurance                           14,135           11,085               63
       Increase (decrease) in accounts payable                           88,207          (71,781)          55,991
       Decrease in accrued interest on mortgage note                     (3,327)          (2,576)          (2,216)
       Decrease in accrued real estate taxes                               (563)             (71)         (16,896)
       Increase (decrease) in deferred income                            29,614            4,580          (33,291)
       Increase (decrease) in management fee payable                      2,506           (6,653)          34,252
       Payment of interest on partner loans                             (10,852)         (72,088)         (59,892)
       Payment of partnership administrative fee to
         General Partner                                               (145,013)        (107,899)         (45,913)
       Payment of other entity expense                                  (14,520)          (4,418)             -
       Decrease (increase) in deferred costs                              9,465           (9,465)             -
       Decrease (increase) in tenants' security deposits
         held in trust fund                                              19,174              313           (3,660)
       (Decrease) increase in tenants' security deposits payable        (22,517)          20,319           26,184
                                                                     ----------       ----------       ----------

         Total adjustments                                            3,026,753        5,280,422        4,814,336
                                                                     ----------       ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 2,079,627      $ 1,367,699      $ 1,315,793
                                                                     ==========       ==========       ==========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION, AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         National Housing Partnership Realty Fund III (the Partnership) is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owns and operates an existing rental housing project or has acquired limited partnership interests in partnerships which own and operate one or two existing rental housing projects. All such rental housing projects are financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). A substantial portion of each Local Limited Partnership revenue is received from the housing assistance agreements discussed in Note 4 below. On June 30, 1985, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

         During 1985, the Partnership invested in twelve Local Limited Partnerships which directly or indirectly own and operate thirteen rental housing projects. The Partnership acquired 94.5% limited partnership interests (98% with respect to allocation of losses) in nine Local Limited Partnerships and a 99% limited partnership interest in one Local Limited Partnership. In addition, the Partnership acquired 99% interests in two Local Limited Partnerships, which each own a 99% limited partnership interest in an operating limited partnership. The operating Partnership holds title to one and two rental housing properties, respectively. The Partnership's effective interest in these operating limited partnerships is 98.01%.

         Eleven of the rental housing projects were originally organized under
Section 236 of the National Housing Act. The remaining two rental housing projects were organized under Section 221(d)(3) of the National Housing Act. As a limited partner, in accordance with the partnership agreements, the Partnership does not exercise control over the activities of the Local Limited Partnerships.

         Basis of Combination

         The combined financial statements include the accounts of the following twelve Local Limited Partnerships in which the Partnership holds a limited partnership interest:

         Brunswick Village Limited Partnership;
         Edmond Estates Limited Partnership;
         Elden Limited Partnership;
         Galion Limited Partnership;
         Indian Valley I Limited Partnership;
         Indian Valley II Limited Partnership;
         Indian Valley III Limited Partnership;
         Kimberly Associates Limited Partnership;
         (a)Meadowood Townhouses I Limited Partnership;
         (b)Meadowood Townhouses III Limited Partnership;
         Newton Hill Limited Partnership; and
         Woodmark Limited Partnership.

         (a)Owns a 99% limited partnership interest in two operating limited partnerships.
         (b)Owns a 99% limited partnership interest in one operating limited partnership.

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




         Significant Accounting Policies

         The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. For eleven of the Local Limited Partnerships, depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy, whereas, for one of the Local Limited Partnerships, depreciation of the buildings and improvements is computed using the straight-line method, assuming a 30-year life and a 30% salvage value. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Cash distributions are limited by the Regulatory Agreements between the rental projects and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis. Organization costs are amortized over a 60 month period on a straight-line basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         For purposes of the statements of cash flows, the Local Limited Partnerships consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

2.       CHANGE IN ESTIMATE

         During 1993, depreciation of the building for eleven of the Local Limited Partnerships has been computed using the straight-line method, assuming a 50-year life from the date of initial occupancy after construction or substantial rehabilitation of the building. Depreciation of the building in prior years was computed using the straight-line method, assuming a 30-year life and 30% salvage value. This change in the estimate of the life and salvage value of the building increased the combined net loss in 1993 by $31,541.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                                     December 31,
                                                                        -------------------------------------
                                                                             1995                   1994
                                                                             ----                   ----
        Due from tenants                                                   $ 94,965               $108,913
        Due from mortgagee                                                  257,263                 48,820
        Interest                                                             25,352                 24,502
        Insurance proceeds                                                   71,792                 32,079
        Other                                                                11,155                  8,281
                                                                            -------                -------

                                                                            460,527                222,595

        Less allowance for doubtful accounts                                (38,105)               (44,462)
                                                                            -------                -------

        Net accounts receivable                                            $422,422               $178,133
                                                                            =======                =======

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




4.       HOUSING ASSISTANCE AGREEMENTS

         The Federal Housing Administration (FHA) has contracted with eleven rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The terms of the agreements are five years with one or two five-year renewal options. The agreements expire at various dates through 1998. Ten Local Limited Partnerships have agreements in effect during 1996. The Local Limited Partnerships received a total of $1,999,593, $1,778,617 and $1,159,028 in the form of housing assistance payments during 1995, 1994 and 1993, respectively, which is included in "Rental income" on the combined statements of operations.

5.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                                     December 31,
                                                                       -----------------------------------------
                                                                              1995                    1994
                                                                              ----                    ----
        Land                                                            $  2,992,600             $  2,992,600
        Building and improvements                                         36,808,530               36,798,530
        Furniture and equipment                                            5,248,039                4,196,091
                                                                         -----------              -----------

                                                                          45,049,169               43,987,221
        Less accumulated depreciation                                    (12,743,988)             (11,491,517)
                                                                         -----------              -----------

        Net rental property                                             $ 32,305,181             $ 32,495,704
                                                                         ===========              ===========


6.       MORTGAGE NOTES PAYABLE

         The mortgage notes payable are insured by FHA and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. FHA, under an interest reduction contract with the eleven Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the 40-year terms of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

         Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance and a reserve for the replacement of project assets, and are subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




         Approximate maturities of mortgage notes payable for the next five years are as follows:


                        1996             $578,000
                        1997             $622,000
                        1998             $669,000
                        1999             $720,000
                        2000             $775,000

7.       DEFERRED ACQUISITION NOTES PAYABLE

         The deferred acquisition notes bear simple interest at rates of 9% or 10% per annum. These notes are nonrecourse and are collateralized by partnership interests in all of the Local Limited Partnerships. Principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or maturity dates ranging from 1996 to 1999. The notes may be extended for periods ranging from three to five years. The notes may be prepaid in whole or in part at any time without penalty.

         In connection with the acquisition of the Meadowood properties, the two Meadowood Local Limited Partnerships have granted the former owners an option to repurchase the properties at the due date of the deferred acquisition notes, at a price equal to the greater of the fair market value of the projects at that date or the combined amount of the unpaid principal and accrued interest on the deferred acquisition notes.

8.       PAYABLES DUE PARTNERS

         The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, The National Housing Partnership (NHP), of $97,500 during 1995, 1994 and 1993, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1995, 1994 and 1993, the Local Limited Partnerships paid $145,013, $107,889 and $45,913 for such fees, respectively. The balances owed to NHP for these fees were $377,445 and $424,958 at December 31, 1995 and 1994, respectively.

         During 1995 and 1994, NHP advanced $120,952 and $29,629 to ten of the Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1995 and 1994, loans of $2,392 and $1,800, respectively, were repaid by four and one Local Limited Partnerships. The balance owed to NHP by Local Limited Partnerships at December 31, 1995 and 1994, was $674,766 and $556,206, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

         During 1994, the Partnership paid expenses of $10,641 on behalf of four Local Limited Partnerships. At December 31, 1995 and 1994, the amount owed the Partnership totaled $534,280.

         During 1993, the Local Limited Partnerships revised their estimate of interest to be paid due to a trend in government initiatives providing economic incentives to owners of subsidized multifamily housing, which may someday result in refinancing opportunities and increased allowable distributions, which would provide cash to pay interest. Accordingly, accrued interest of $736,774 owed on the above loans was recorded. Of this amount, $606,477 relates to periods prior to 1993 and $130,297 relates to 1993. During 1993, $59,892 of interest relating to prior years

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




was repaid to NHP. During 1995 and 1994, respectively, accrued interest of $226,220 and $164,669 was recorded, and $10,852 and $72,088 of interest relating to prior years was repaid to NHP.

         All advances and accumulated interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

9.       FEDERAL AND STATE INCOME TAXES

         The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities upon their distributive share of the Local Limited Partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the percentage interest owned.

         For Federal income tax purposes, the Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS), while for financial statements purposes, depreciation is computed using the straight-line method, assuming a 30-year life and a 30% salvage value or a 50-year life. Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes; while for financial statement purposes it is shown as a liability. In addition, interest expense on the acquisition notes payable by the Local Limited Partnerships is computed for Federal income tax purposes using the economic accrual method; while for financial statement purposes, interest is computed using a simple interest rate. Other differences result from the allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

         A reconciliation follows:


                                                                         Years Ended December 31,
                                                            ------------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
  Net loss per financial statements                          $  (947,126)     $(3,912,723)     $(3,498,543)

  Depreciation and amortization                               (1,073,733)      (1,043,012)        (997,875)
  Interest on acquisition notes payable                         (138,644)         (67,500)         (95,889)
  Loss on reduction of carrying value of rental property             -          2,500,000        1,400,000
  Accrued interest on partner loans                              212,738           16,166          653,802
  Other                                                          149,356          257,263           91,821
                                                              ----------       ----------       ----------

  Loss per tax returns                                       $(1,797,409)     $(2,249,806)     $(2,446,684)
                                                              ==========       ==========       ==========

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




10.      RELATED PARTY TRANSACTIONS

         The General Partner of the Partnership is NHP. National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP. NHP is the sole general partner of the Local Limited Partnerships. NHP is also the sole general partner of NHP Investment Partners I. NHP Investment Partners I holds 4.5% limited partnership interest (1% with respect to losses) in nine of the Local Limited Partnerships. NHP Investment Partners I held a 1% general partnership interest and a 98% limited partnership interest in these Local Limited Partnerships prior to admittance of the Partnership. A former employee of NCHP (a New Jersey resident) holds a 0.01% limited partnership interest in one Local Limited Partnership to meet that state's legal requirements.

         An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned $583,446, $568,801 and $484,663 for management fees and other services provided to the Local Limited Partnerships during 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $48,458 and $52,307, respectively.

         Personnel working at the project sites which are managed by NHPMC are NCHP employees, and therefore the projects reimburse NCHP for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1995, 1994 and 1993, were approximately $739,000, $704,000 and $689,000, respectively. At December 31, 1995 and 1994, accounts payable include $1,627 and $32,035, respectively, due to NCHP.

11.      FUTURE OPERATIONS AND CASH FLOWS

         Two of the Local Limited Partnerships' continued existence as a going concern is dependent on maintaining a positive cash flow from operations sufficient to cover debt service and required capital expenditures or obtaining additional fundings from partners if necessary positive cash flows are not maintained. NHP is under no obligation to provide fundings in the future.

         NHP's intentions are to continue to manage the properties prudently so that they can maximize their cash flow. Management believes that the properties are capable of generating cash sufficient to sustain future operations and meet their debt obligations.

         The total assets, deficit, revenues, and net loss of Meadowoods Townhouses I and III represent 11%, 43%, 3% and 21%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1995 and for the year then ended.

12.      LOSS ON REDUCTION OF CARRYING VALUE OF RENTAL PROPERTY

         For operating real estate property, generally accepted accounting principles (GAAP) require that the Local Limited Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its property, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) is less than the net carrying value of the property. If such a shortfall exists, is material and is deemed to be other than temporary in nature, then a write-down equal to the shortfall would be warranted. The Local Limited Partnership performs such evaluations on an ongoing basis.

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




         During 1994 and 1993, using a methodology consistent with generally accepted accounting principles (GAAP), two of the Local Limited Partnerships (one in each year) determined that the book value of the rental property exceeded the rental property's estimated net realizable value. As required by GAAP, the Local Limited Partnerships have recorded an adjustment of $2,500,000 and $1,400,000 to reduce the carrying value of the rental property to its estimated net realizable value for the years ended December 31, 1994 and 1993, respectively.

         Additionally, regardless of whether a write-down of an individual property has been recorded or not, the carrying value of each of these properties may still exceed their fair market value as of December 31, 1995. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If rental property is to be disposed of, fair value is calculated net of costs to sell. The Limited Partnerships have not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 could have a significant impact (noncash) on the results of operations and financial position.

13.      NON-CASH INVESTING ACTIVITY

         During 1995 and 1994, six and five of the Local Limited Partnerships incurred costs of $72,257 and $56,498, respectively, for additions to rental property which are included in accounts payable.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by the FHA and are secured by the rental property. The operations generated by the rental property are subject to various government rules, regulations and restrictions which make it impracticable to obtain the information to estimate the fair value of the mortgage notes and the partner loans and related accrued interest. For the deferred acquisition notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.