Form 10-Q
period 1996-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1996-05-13
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

Yes   X         No
   ------          ------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                      March 31,         December 31,
                                                                       1996                 1995
                                                                -----------------    -----------------
                           ASSETS
                           ------

         Cash and cash equivalents                                   $ 166,552            $ 164,374
         Investments in and advances to
          Local Limited Partnerships (Note 2)                            -                    -
                                                                      --------             --------

                                                                     $ 166,552            $ 164,374
                                                                      ========             ========


                    LIABILITIES AND PARTNERS' DEFICIT
                    ---------------------------------
         Liabilities:
          Administrative and reporting fee
            payable to General Partner (Note 3)                      $ 469,051            $ 447,489
          Accrued expenses                                              51,710               41,710
                                                                      --------             --------
                                                                       520,761              489,199
                                                                      --------             --------

         Partners' deficit:
          General Partner -- The National
            Housing Partnership (NHP)                                  (98,792)             (98,498)
          Original Limited Partner --
            1133 Fifteenth Street Three
            Associates                                                (103,692)            (103,398)
          Other Limited Partners -- 11,500
            investment units                                          (151,725)            (122,929)
                                                                      --------             --------

                                                                      (354,209)            (324,825)
                                                                      --------             --------
                                                                     $ 166,552            $ 164,374
                                                                      ========             ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                                          Three Months Ended
                                                                               March 31,
                                                                    -----------------------------
                                                                          1996           1995
                                                                          ----           ----
 REVENUES:
     Interest income                                                     $  3,878       $  1,309
                                                                          -------        -------

 COSTS AND EXPENSES:
     Administrative and reporting fees to General Partner
      (Note 3)                                                             21,562         21,562
     Other operating expenses                                              11,700         11,395
                                                                          -------        -------

                                                                           33,262         32,957
                                                                          -------        -------

 NET LOSS                                                                $(29,384)      $(31,648)
                                                                          =======        =======

 NET LOSS ASSIGNABLE TO
   LIMITED PARTNERS                                                      $(28,796)      $(31,014)
                                                                          =======        =======
 NET LOSS PER LIMITED
   PARTNERSHIP INTEREST                                                  $     (3)      $     (3)
                                                                          =======        =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT



                                                              The             1133
                                                            National        Fifteenth
                                                            Housing          Street            Other
                                                          Partnership         Three           Limited
                                                             (NHP)         Associates        Partners            Total
                                                          -----------      ----------        --------            -----
            Deficit at January 1, 1996                       $(98,498)       $(103,398)       $(122,929)       $(324,825)
            Net loss -- three months ended
              March 31, 1996                                     (294)            (294)         (28,796)         (29,384)
                                                              -------         --------        ---------        ---------

            Deficit at March 31, 1996                        $(98,792)       $(103,692)       $(151,725)       $(354,209)
                                                              =======         ========         ========         ========

            Percentage interest at
              March 31, 1996                                        1%               1%              98%             100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                        March 31,
                                                                            -----------------------------
                                                                                 1996           1995
                                                                                 ----           ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Interest received                                                      $  3,878       $  1,309
          Operating expenses paid                                                  (1,700)       (18,331)
                                                                                 --------       --------

       Net cash provided by (used in) operating activities                          2,178        (17,022)
                                                                                 --------       --------

       CASH AND CASH EQUIVALENTS, BEGINNING OF
        PERIOD                                                                    164,374        176,583
                                                                                 --------       --------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $166,552       $159,561
                                                                                 ========       ========


       RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
        BY (USED IN) OPERATING ACTIVITIES:

       Net loss                                                                  $(29,384)      $(31,648)
                                                                                 --------       --------

       Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
            Increase in administrative and reporting fees payable                  21,562         21,562
            Increase (decrease) in other accrued expenses                          10,000         (6,936)
                                                                                 --------       --------


             Total Adjustments                                                     31,562         14,626
                                                                                 --------       --------



            Net cash provided by (used in) operating activities                  $  2,178       $(17,022)
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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund III's Annual Report filed in Form 10-K for the year ended December 31, 1995.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of March 31, 1996 and December 31, 1995, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $266,960 and $254,846 of losses from these twelve Local Limited Partnerships during the three months ended March 31, 1996 and 1995, respectively. As of March 31, 1996 and December 31, 1995, the Partnership has not recognized a total of $12,872,949 and $12,605,989, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at March 31, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of March 31, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

         The following are combined statements of operations for the three months ended March 31, 1996 and 1995, respectively, of the Local Limited

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

                       COMBINED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                                        March 31,
                                                            ---------------------------------
                                                                 1996               1995
                                                                 ----               ----
       Rental income                                            $2,133,808       $2,140,261
       Other income                                                 88,580           74,588
                                                                ----------       ----------


          Total income                                           2,222,388        2,214,849
                                                                ----------       ----------


       Operating expenses                                        1,430,683        1,422,384
       Interest, taxes and insurance                               735,211          744,479
       Depreciation                                                328,497          307,726
                                                                ----------       ----------



          Total expenses                                         2,494,391        2,474,589
                                                                ----------       ----------


       Net loss                                                 $ (272,003)      $ (259,740)
                                                                ==========       ==========


       National Housing Partnership Realty
        Fund III share of losses                                $ (266,960)      $ (254,846)
                                                                ==========       ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,562 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during each of the respective periods. The amount of fees due the General Partner by the Partnership was $469,051 and $447,489 at March 31, 1996 and December 31, 1995, respectively.

         The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

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

Net cash provided by operations for the three months ended March 31, 1996 was $2,178 as compared to net cash used in operations of $17,022 for the three months ended March 31, 1995. The increase in cash provided by operations resulted from a decrease in operating expenses paid during the three months ended March 31, 1996, compared to the three months ended March 31, 1995.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of March 31, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1996, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1996 and 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $166,552 at March 31, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1996, is dependent upon the future receipt of distributions from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1996, plus any distributions from the underlying operations of the combined Local

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS



Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $469,051 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

NCHP was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Virtually all of the Local Limited Partnership properties may be eligible for these incentives; however, not all may benefit from the particular incentives provided for under LIHPRHA. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year was recently approved and funding for LIHPRHA is limited. Management expects that funding for LIHPRHA is unlikely to be renewed in future fiscal years. Anticipating these developments, Notices of Intent to participate in the LIHPRHA program have been filed for Brunswick Village, Edmond Estates, Indian Valley I, II and III, Cherry Branch Townhomes, Meadowood I, II and III and Newton Hill. However, with the exception of Brunswick Village and Meadowood I, II and III, all of the properties are in the early stages of LIHPRHA processing and are not expected to receive incentives under the program. Of the properties which are in advanced stages of processing (Brunswick Village and Meadow I, II and III), NHP is working to see if these can receive incentives under LIHPRHA, but there can be no assurances that these efforts will be successful. The ability of the Partnership to sell or refinance any of the Local Limited Partnership Properties under LIHPRHA could be adversely affected by the aforementioned events (lack of program funding and likely termination of the LIHPRHA program after fiscal year 1996).

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

The Meadowood Townhouses I Limited Partnership has granted an option to the former project owners which enables them to reacquire the properties. The option became effective on the maturity date of certain nonrecourse deferred acquisition notes, April 15, 1996, owed by NHP and Meadowood Townhouses I Limited Partnership and expires 90 days thereafter. The option price for the project is the greater of (i) the fair market value of the project at the date of the option, or (ii) the unpaid principal balance and accrued interest on the notes. During 1991, the maturity date of the notes was extended to April 15, 1996. The option may be terminated if the notes, including all accrued interest, are paid in full within 15 days of the exercise of the option. The deferred acquisition notes are now in default, and NHP is negotiating with the holders of the note and the purchase option on behalf of the Partnership and Meadowood Townhouses I Limited Partnerships so to revise the Agreement to extend the due date or terms of the note and the option agreement. There can be no assurance that these negotiations will be successful.

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

The Partnership's net loss decreased to $29,384 for the three months ended March 31, 1996 from a net loss of $31,648 for the three months ended March 31, 1995. Net loss per unit of limited partnership interest was $3 for the 11,500 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in interest income. The Partnership did not recognize $266,960 of its allocated share of losses from the twelve Local Limited Partnerships for the three months ended March 31, 1996, as the Partnership's net carrying basis in these Partnerships had been

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $12,114 between periods, primarily due to an increase in operating expenses.

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



                           NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                           --------------------------------------------
                           (Registrant)


                           By:     The National Housing Partnership,
                                   its sole General Partner


                           By:     National Corporation for Housing
                                   Partnerships, its sole General Partner



May 13, 1996               By:                             /s/
- ------------                       --------------------------------------------
                                   Jeffrey J. Ochs
                                   As Vice President, Finance and Accounting,
                                   and Chief Accounting Officer