Form 10-Q
period 1996-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1996-08-05
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-14457


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                           (A MARYLAND PARTNERSHIP)
            (Exact name of registrant as specified in its charter)



        MARYLAND                                    52-1394972
  State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)              Identification No.)


                               8065 LEESBURG PIKE
                                   SUITE 400
                             VIENNA, VIRGINIA 22182
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (703) 394-2400
              (Registrant's telephone number, including area code)

                             1225 EYE STREET, N.W.
                            WASHINGTON, D.C.  20005
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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
                       (A MARYLAND LIMITED PARTNERSHIP)
                       STATEMENTS OF FINANCIAL POSITION

                                                                   June 30,        December 31,
                                                                     1996              1996
                                                                ------------        -----------
                                     ASSETS
Cash and cash equivalents                                           $ 146,136        $  164,374
Investments in and advances to
  Local Limited Partnerships (Note 2)                                      -                 -
                                                                    ----------       ----------
                                                                    $ 146,136        $  164,374
                                                                    ==========       ==========



                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Administrative and reporting fee                                  $ 490,613        $  447,489
   payable to General Partner (Note 3)                                 22,000            41,710
                                                                    ---------        ----------
  Accrued expenses
                                                                    $ 512,613        $  489,199
                                                                    ---------        ----------

Partners' deficit:
  General Partner -- The National
  Housing Partnership (NHP)                                           (98,915)          (98,498)
  Original Limited Partner --
  1133 Fifteenth Street Three
   Associates                                                        (103,815)       $ (103,398)
  Other Limited Partners -- 11,500
   investment units                                                  (163,747)         (122,929)
                                                                    ---------        ----------

                                                                     (366,477)         (324,825)
                                                                    ---------        ----------

                                                                    $ 146,136        $  164,374
                                                                    ==========       ==========

                      See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                           STATEMENTS OF OPERATIONS



                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                     June 30,
                                                            ---------------------      -------------------------

                                                              1996          1995         1996            1995
                                                              ----          ----         ----            ----
                 REVENUES:
                     Distributions and repayments
                       received in excess of investment
                       in and advances to Local Limited
                       Partnerships                           $ 18,362     $     -        $ 18,362      $     -
                     Interest income                             2,183           875         6,061         2,184
                                                              --------      ---------     --------      --------


                                                                20,545           875        24,423         2,184
                                                              --------      --------      --------      --------


                 COSTS AND EXPENSES:
                     Administrative and reporting
                       fees to General Partner (Note 3)         21,562        21,562        43,124        43,124
                     Other operating expenses                   11,251        13,239        22,951        24,634
                                                              --------      --------      --------      --------



                                                                32,813        34,801        66,075        67,758
                                                              --------      --------      --------      --------


                 NET LOSS                                     $(12,268)    $ (33,926)     $(41,652)     $(65,574)
                                                              =========    =========      =========     ========


                 NET LOSS ASSIGNABLE TO
                   LIMITED PARTNERS                           $(12,022)    $ (33,248)     $(40,818)     $(64,262)
                                                              =========    ==========     =========     ========


                 NET LOSS PER LIMITED
                   PARTNERSHIP INTEREST                       $     (1)    $      (3)     $     (4)     $     (6)
                                                              =========    ==========     =========     ========




                      See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENT OF PARTNER'S DEFICIT

                                                               The             1133
                                                             National       Fifteenth
                                                             Housing          Street          Other
                                                           Partnership        Three          Limited
                                                              (NHP)         Associates       Partners             Total
                                                            ---------     -------------    -----------            ------
              Deficit at January 1, 1996                   $(98,498)       $(103,398)       $(122,929)          $(324,825)

              Net loss -- six months ended
                June 30, 1996                                  (417)            (417)         (40,818)           ((41,652)
                                                           ---------        ---------       ----------          ---------

              Deficit at June 30, 1996                     $(98,915)       $(103,815)       $(163,747)          $(366,477)
                                                           ========        =========        ==========          =========

              Percentage interest at
                June 30, 1996                                     1%               1%              98%                100%
                                                           =========       ==========       ==========          ==========
                                                                 (A)              (B)              (C)                (D)

(A) General Partner
(B) Original Limited Partner
(C) Consists of 11,500 investments units of 0.008522% held by 919 investors


                      See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                           STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                --------------------------------
                                                                 1996                       1995
                                                                 ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received in excess of
    investment in Local
    Limited Partnerships                                        $  18,362                $  6,061
    Interest received                                               6,061                   2,184
    Operating expenses paid                                       (42,661)                (40,024)
                                                                ---------                --------
Net cash used in operating activities                             (18,238)                (37,840)
                                                                ---------                --------
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                           164,374                 176,583
                                                                ---------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 146,136                $138,743
                                                                =========                ========

RECONCILIATION OF NET LOSS TO NET CASH used
 IN OPERATING ACTIVITIES:


Net loss                                                        $ (41,652)               $(65,574)
                                                                ---------                --------
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Increase in administrative and reporting fees
     payable                                                       43,124                  43,124
   Decrease in other accrued expenses                             (19,710)                (15,390)
                                                                ---------                --------

       Total Adjustments                                           23,414                  27,734
                                                                ---------                --------


   Net cash used in operating activities                        $ (18,238)               $(37,840)
                                                                =========                ========


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

         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of June 30, 1996 and December 31, 1995, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $631,426 and $545,803 of losses from these twelve Local Limited Partnerships during the six months ended June 30, 1996 and 1995, respectively. As of June 30, 1996 and December 31, 1995, the Partnership has not recognized a total of $13,237,415 and $12,605,989, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at June 30, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                    (A MARYLAND LIMITED PARTNERSHIP) NOTES
                           TO FINANCIAL STATEMENTS



         No working capital advances or repayments occurred between the Partnerships and the Local Limited Partnerships during the six months ended June 30, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of June 30, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

         The following are combined statements of operations for the three months and six months ended June 30, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.




                       COMBINED STATEMENTS OF OPERATIONS

                                      Three Months Ended                       Six Months Ended
                                            June 30,                               June 30,
                              ---------------------------------          -----------------------------
                                     1996               1995                 1996              1995
                                     ----               ----                 ----              ----
 Rental income                   $2,106,679         $ 2,153,390           $4,240,487         $4,293,651
 Other income                        78,498              82,417              167,078            157,005
                                 ----------         -----------           ----------         ----------

    Total income                  2,185,177           2,235,807            4,407,565          4,450,656
                                 ----------         -----------           ----------         ----------

 Operating expenses               1,484,895           1,505,263            2,915,578          2,927,647
 Interest, taxes and
  insurance                         743,446             715,512            1,478,657          1,459,991
 Depreciation                       328,492             311,503              656,989            619,229
                                 ----------         -----------           ----------         ----------



    Total expenses                2,556,833           2,532,278            5,051,224          5,006,867
                                 ----------         -----------           ----------         ----------


 Net loss                        $ (371,656)        $  (296,471)          $ (643,659)        $ (556,211)
                                 ==========         ===========           ==========         ==========

 National Housing
  Partnership Realty
  Fund III share of
   losses                        $ (364,466)        $  (290,957)          $ (631,426)        $ (545,803)
                                 ==========         ===========           ==========         ==========

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                    (A MARYLAND LIMITED PARTNERSHIP) NOTES
                           TO FINANCIAL STATEMENTS




(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,124 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during each of the respective periods. The amount of fees due the General Partner by the Partnership was $490,613 and $447,489 at June 30, 1996 and December 31, 1995, respectively.

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

Net cash used in operations for the six months ended June 30, 1996 was $18,238 as compared to $37,840 for the six months ended June 30, 1995. The decrease in cash used in operations resulted primarily from an increase in distributions received in excess of investment in Local Limited Partnerships and an increase in interest income during the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of June 30, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash availble for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1996, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limted Partnerships. During the six months ended June 30, 1996, cash distributions of $18,362 were received from two Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1996. The rceipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $146,136 at June 30, 199. The ability of the Partnership to meet its on-going cash requirements, in excss of cash on hand at June 30, 1996, is dependent upon the future receipt of distributions from the Local Limited Partnerships and proceeds from sales or

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


refinancings of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1996, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $490,613 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. When the appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year was approved, funding for the program was limited. The appropriation for LIHPRHA for fiscal year 1996 was recently exhausted. None of the Local Limited Partnerships received incentives under the program. At this point, it is not clear whether LIHPRHA will receive funding from Congress in future fiscal years. Even if the program receives funding, it is not certain that any of the Local Limited Partnerships will receive incentives under LIHPRHA. Despite this uncertainty, the Partnerships have positioned Meadowood I, II and III to be sold under LIHPRHA. Specifically, the Partnerships have entered into a Purchase and Sale Agreement with a qualified non-profit purchaser to sell Meadowood I, II and III, and has jointly, with the prospective purchaser, submitted Plans of Action to HUD to approve the sales of these properties under LIHPRHA. HUD has approved these plans. The ability to close these transactions is dependent on, among other things, adequate funding of the LIHPRHA program by Congress. However, there can be no assurance that the General Partner will be successful in its efforts to sell the properties.

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

The former owners of Meadowood I, II and III hold deferred acquisition notes on the three properties. The deferred acquisition notes related to Meadowood I and II matured April 15, 1996, and are now in default, while the notes related to Meadowood III will mature on April 15, 1997. However, the General Partner has negotiated a forbearance agreement with the noteholders which permits the Meadowood Local Limited Partnerships to participate in LIHPRHA as described above. If LIHPRHA funding is not approved for fiscal year 1997, the forbearance agreement provides that the noteholders will not foreclose on the notes until January 1998.

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

The Partnership's net loss decreased to $41,652 for the six months ended June 30, 1996 from a net loss of $65,574 for the six months ended June 30, 1995. Net loss per unit of limited partnership interest decreased from $6 to $4 for the 11,500 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships, and an increase in interest income. The Partnership did not recognize $631,426 of its allocated share of losses from the twelve Local Limited Partnerships for the six months ended June 30, 1996, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $85,623 between periods, primarily due to a decrease in rental income and an increase in operating expenses.

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



                                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                                  --------------------------------------------
                                  (Registrant)


                                  By:     The National Housing Partnership,
                                          its sole General Partner


                                  By:     National Corporation for Housing
                                          Partnerships, its sole General Partner



August 5, 1996                    By:     /s/
- --------------                            -------------------------------------
                                          Jeffrey J. Ochs
                                          As Vice President and Chief
                                             Accounting Officer