Form 10-Q
period 1996-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1996-11-12
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                        STATEMENTS OF FINANCIAL POSITION

                                                             September 30,
                                                                 1996            December 31,
                                                             (Unaudited)             1995
                                                             -----------         ------------
                                         ASSETS
                                         ------

          Cash and cash equivalents                             $ 142,255          $ 164,374
          Investments in and advances to
           Local Limited Partnerships (Note 2)                      -                  -
                                                                 --------           --------
                                                                $ 142,255          $ 164,374
                                                                 ========           ========
                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------
          Liabilities:
           Administrative and reporting fee
             payable to General Partner (Note 3)                $ 512,175          $ 447,489
           Accrued expenses                                        30,000             41,710
                                                                 --------           --------
                                                                  542,175            489,199
                                                                 --------           --------
          Partners' deficit:
           General Partner -- The National
             Housing Partnership (NHP)                            (99,249)           (98,498)
           Original Limited Partner --
             1133 Fifteenth Street Three
             Associates                                          (104,149)          (103,398)
           Other Limited Partners -- 11,500
             investment units                                    (196,522)          (122,929)
                                                                 --------           --------
                                                                 (399,920)          (324,825)
                                                                 --------           --------
                                                                $ 142,255          $ 164,374
                                                                 ========           ========




                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Three Months Ended            Nine Months Ended
                                                                     September 30,               September 30,
                                                                -----------------------   --------------------------
                                                                   1996         1995          1996          1995
                                                                   ----         ----          ----          ----

                 REVENUES:
                     Distributions and repayments
                       received in excess of investment
                       in and advances to Local Limited
                       Partnerships                              $    -       $    -      $  18,362     $    -
                     Interest income                                1,567        1,413        7,628          3,597
                                                                   ------       ------      -------       --------

                                                                    1,567        1,413       25,990          3,597
                                                                   ------       ------      -------       --------
                 COSTS AND EXPENSES:
                     Administrative and reporting
                       fees to General Partner (Note 3)            21,562       21,562       64,686         64,686
                     Other operating expenses                      13,448       10,712       36,399         35,346
                                                                   ------       ------      -------       --------

                                                                   35,010       32,274      101,085       100,032
                                                                   ------       ------      -------       --------

                 NET LOSS                                        $(33,443)    $(30,861)   $ (75,095)    $ (96,435)
                                                                  =======      =======     ========      ========

                 NET LOSS ASSIGNABLE TO
                   LIMITED PARTNERS                              $(32,775)    $(30,245)   $ (73,593)    $ (94,507)
                                                                  =======      =======     ========      ========
                 NET LOSS PER LIMITED
                   PARTNERSHIP INTEREST                          $     (3)    $     (3)   $      (6)    $      (8)
                                                                  =======      =======     ========      ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                  (UNAUDITED)



                                                 The          1133
                                               National     Fifteenth
                                               Housing        Street        Other
                                             Partnership      Three        Limited
                                                (NHP)       Associates     Partners         Total
                                             -----------    ----------     --------         -----

   Deficit at January 1, 1996                $(98,498)      $(103,398)    $(122,929)      $(324,825)

   Net loss -- nine months ended
    September 30, 1996                           (751)           (751)      (73,593)        (75,095)
                                              -------        --------      --------        --------

   Deficit at September 30, 1996             $(99,249)      $(104,149)    $(196,522)      $(399,920)
                                              =======        ========      ========        ========
   Percentage interest at
    September 30, 1996                              1%              1%           98%            100%
                                              =======        ========      ========        ========
                                                   (A)             (B)           (C)

   (A) General Partner
   (B) Original Limited Partner
   (C) Consists of 11,500 investments units of 0.008522% held by 919 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                    ------------------------------------
                                                                                           1996                1995
                                                                                           ----                ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Distributions received in excess of investment in Local
      Limited Partnerships                                                              $  18,362             $      -
    Interest received                                                                       7,628                3,597
    Operating expenses paid                                                               (48,109)             (41,678)
                                                                                         --------              -------

 Net cash used in operating activities                                                    (22,119)             (38,081)
                                                                                         --------              -------

 CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                                  164,374              176,583
                                                                                         --------              -------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $142,255             $138,502
                                                                                         ========              =======

 RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES:

 Net loss                                                                               $ (75,095)            $(96,435)
                                                                                         --------              -------

 Adjustments to reconcile net loss to net cash used in operating activities:
      Increase in administrative and reporting fees payable                                64,686               64,686
      Decrease in other accrued expenses                                                  (11,710)              (6,332)
                                                                                         --------              -------

        Total Adjustments                                                                  52,976               58,354
                                                                                         --------              -------

      Net cash used in operating activities                                             $ (22,119)            $(38,081)
                                                                                         ========              =======




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

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

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

         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of September 30, 1996 and December 31, 1995, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $977,447 and $948,615 of losses from these twelve Local Limited Partnerships during the nine months ended September 30, 1996 and 1995, respectively. As of September 30, 1996 and December 31, 1995, the Partnership has not recognized a total of $13,583,436 and $12,605,989, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at September 30, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of September 30, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

         The following are combined statements of operations for the three months and nine months ended September 30, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended                      Nine Months Ended
                                            September 30,                          September 30,
                                --------------------------------------    ------------------------------------
                                     1996                1995                1996              1995
                                     ----                ----                ----              ----

 Rental income                   $2,129,727         $ 2,099,539           $6,370,214         $6,393,190
 Other income                       108,627             102,900              275,705            259,905
                                  ---------           ---------            ---------          ---------

    Total income                  2,238,354           2,202,439            6,645,919          6,653,095
                                  ---------           ---------            ---------          ---------


 Operating expenses               1,549,288           1,573,398            4,464,866          4,501,045
 Interest, taxes and
  insurance                         693,742             725,995            2,172,399          2,185,986
 Depreciation                       346,573             312,658            1,003,562            931,887
                                  ---------           ---------            ---------          ---------

    Total expenses                2,589,603           2,612,051            7,640,827          7,618,918
                                  ---------           ---------            ---------          ---------

 Net loss                        $ (351,249)        $  (409,612)          $ (994,908)        $ (965,823)
                                  =========           =========            =========          =========
 National Housing
  Partnership Realty
  Fund III share of
   losses                        $ (346,021)        $  (402,812)          $ (977,447)        $ (948,615)
                                  =========           =========            =========          =========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the nine month periods ended September 30, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,686 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during each of the respective periods. The amount of fees due the General Partner by the Partnership was $512,175 and $447,489 at September 30, 1996 and December 31, 1995, respectively.

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

Net cash used in operations for the nine months ended September 30, 1996 was $22,119 as compared to $38,081 for the nine months ended September 30, 1995. The decrease in cash used in operations resulted primarily from an increase in distributions received in excess of investment in Local Limited Partnerships and an increase in interest income during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of September 30, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1996, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. During the nine months ended September 30, 1996, cash distributions of $18,362 were received from two Local Limited Partnerships. There were no cash distributions during the nine months ended September 30, 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $142,255 at September 30, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1996, is dependent upon the future receipt of distributions from the Local Limited Partnerships,

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



General Partner advances, or proceeds from sales or refinancings of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1996, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $512,175 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year was recently approved and is insufficient to meet existing program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Brunswick Village and Meadowood I, II and III all received approval to be sold under the program within the requisite timeframe; however, none have been allocated funds under the 1997 fiscal year appropriation, which is required so that these transactions can close. It is uncertain at this point whether LIHPRHA will receive future appropriations from Congress sufficient to allow the sales of Brunswick Village and Meadowood I, II and III to close. In the event that the LIHPRHA sales do not close, the General Partner will investigate other sale or refinancing opportunities for these properties, but there can be no assurance that these efforts will be successful. If unsuccessful, this could have a substantially negative impact on the Partnership's future available capital resources.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in twelve Local Limited Partnerships which operate thirteen rental housing properties. In prior years, results of operations of NHP Realty Fund III were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued interest on deferred acquisition notes which are noncash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's net loss decreased to $75,095 for the nine months ended September 30, 1996 from a net loss of $96,435 for the nine months ended September 30, 1995. Net loss per unit of limited partnership interest decreased from $8 to $6 for the 11,500 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships, and an increase in interest income. The Partnership did not recognize $977,447 of its allocated share of losses from the twelve Local Limited Partnerships for the nine months ended September 30, 1996, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $28,832 between periods, primarily due to a decrease in rental income and an increase in operating expenses.

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



                        NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        --------------------------------------------
                        (Registrant)


                        By:     The National Housing Partnership,
                                its sole General Partner


                        By:     National Corporation for Housing
                                Partnerships, its sole General Partner



November 7, 1996        By:                        /s/
----------------                ----------------------------------------------
                                Jeffrey J. Ochs
                                As Vice President and Chief Accounting Officer