Form 10-K
period 1996-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1997-03-28
CIK 769028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996......Commission file number 0-14457
                    -----------------------                             -------


 NATIONAL HOUSING PARTNERSHIP REALTY FUND III (A MARYLAND LIMITED PARTNERSHIP)
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                            MARYLAND                              52-1394972
                            --------                              ----------
                 (State or other Jurisdiction of               (I.R.S. Employer
                 incorporation or organization)              Identification No.)

              8065 LEESBURG PIKE, VIENNA, VIRGINIA                  22182
              ------------------------------------                  -----
            (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:          (703) 394-2400
                                                              -------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  11,500 LIMITED PARTNERSHIP INTERESTS
                                                             ------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes   X    No
                                                   ---       ---

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference. NONE
                                     ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                        (A MARYLAND LIMITED PARTNERSHIP)

                          1996 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS



                                     PART I

                                                                           Page
                                                                           ----
Item 1.          Business                                                   2
Item 2.          Properties                                                 7
Item 3.          Legal Proceedings                                          7
Item 4.          Submission of Matters to a Vote of Security Holders        7


                                   PART II

Item 5.          Market for the Registrant's Partnership
                   Interests and Related Partnership Matters                7
Item 6.          Selected Financial Data                                    8
Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8
Item 8.          Financial Statements and Supplementary Data                11
Item 9.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                      29


                                    PART III

Item 10.         Directors and Executive Officers of the Registrant         30
Item 11.         Executive Compensation                                     32
Item 12.         Security Ownership of Certain Beneficial
                   Owners and Management                                    32
Item 13.         Certain Relationships and Related Transactions             33


                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                      34

                                     PART I

INTRODUCTION

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

         The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT

                                                                        Units authorized   Units Occupied as
                                                   Financed, Insured       for Rental       a Percentage of
      Property Name, Location and        Number      and Subsidized     Assistance Under   Total Units as of
           Partnership Name             of Units         Under           Section 8 (C)     December 31, 1996
   --------------------------------     --------   -----------------   -----------------   -----------------

 Brunswick Village                        110             (B)                  72                 99%
   Trenton, New Jersey
   (Brunswick Village
   Limited Partnership)

 Edmond Estates                           120             (A)                  56                 98%
   Phoenix City, Alabama
   (Edmond Estates
   Limited Partnership)


 Elden Terrace                            184             (A)                  0                  98%
   Herndon, Virginia
   (Elden Limited
   Partnership)

 Galion East                               61             (B)                  60                 99%
   Galion, Ohio
   (Galion Limited
   Partnership)

                                                                        Units authorized   Units Occupied as
                                                   Financed, Insured       for Rental       a Percentage of
      Property Name, Location and        Number      and Subsidized     Assistance Under   Total Units as of
           Partnership Name             of Units         Under           Section 8 (C)     December 31, 1996
   --------------------------------     --------   -----------------   -----------------   -----------------

 Indian Valley I                          100             (A)                  40                 97%
   Kent, Ohio
   (Indian Valley I
   Limited Partnership)


 Indian Valley II                          90             (A)                  36                 98%
   Kent, Ohio
   (Indian Valley II
   Limited Partnership)


 Indian Valley III                         98             (A)                  39                 98%
   Kent, Ohio
   (Indian Valley III
   Limited Partnership)

 Cherry Branch Townhomes                  172             (A)                  20                 98%
   Laurel, Maryland
   (Kimberly Associates
   Limited Partnership)

 Meadowood Apartments I and II            291             (A)                 100                 97%
   Edgewood, Maryland
   (Meadowood Townhouses I
   Limited Partnership)

 Meadowood Apartments                     283             (A)                 164                 94%
   Associates III
   Edgewood, Maryland
   (Meadowood Townhouses III
   Limited Partnership)

 Newton Hill                               40             (A)                  16                 97%
   Akron, Ohio
   (Newton Hill
   Limited Partnership)


 Woodmark                                 150             (A)                  0                  95%
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

        The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units         Subsidized Units
                                                              Expiring as a            Expiring as a
                                       Number              Percentage of Total         Percentage of
                      Year             of Units             Subsidized Units            Total Units
                      ----             --------          ----------------------    ----------------------
                       1997               110                     18%                       6%
                       1998               493                     82%                     29%
                                          ---                    ---                      --

                      Total               603                    100%                     35%
                                          ===                    ===                      ==

         Of the contracts above expiring during 1997, one Local Limited Partnership, Galion Limited Partnership, has contracts for 60 units that expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

         One Local Limited Partnership, Brunswick Village, has a contract covering the remaining 50 units that expire in October, 1997. It is uncertain whether this agreement, as well as the agreement expiring in 1998 will be renewed, and if so, on what terms.

         For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

         Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         Operations at all of the other properties were generally satisfactory during the period.

         National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year was recently approved and is insufficient to meet existing program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Brunswick Village and Meadowood I, II and III all received approval to be sold under the program within the requisite time frame; however, none have been allocated funds under the 1997 fiscal year appropriation, which is required so that these transactions can close. It is uncertain at this point whether LIHPRHA will receive future appropriations from Congress sufficient to allow the sales of Brunswick Village and Meadowood I, II and III to close. In the event that the LIHPRHA sales do not close, the General Partner will investigate other sale or refinancing opportunities for these properties, but there can be no assurance that these efforts will be successful. If unsuccessful, this could have a substantially negative impact on the Partnership's future available capital resources.

         As discussed in Note 6 to the Local Limited Partnerships' combined financial statements, all of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes in the amount of $10,909,799 including accrued interest at December 31, 1996, of Meadowood Townhouses I and III reached final maturity in April 1996. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

         On May 2, 1996, Meadowood Townhouses I and III Local Limited Partnerships entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell their properties pursuant to the terms LIHPRHA. The purchase price is based on the properties' Transfer Preservation Value, as approved by HUD. Settlement is pending future appropriation of funds to HUD by Congress for LIHPRHA.

         In connection with the sale, a Forebearance Agreement has been executed, which extends the maturity date of the deferred acquisition notes made by the Local Limited Partner. Under the terms of this agreement, the initial period of forebearance expires on April 30, 1997. A further extension of forebearance will be granted until December 31, 1997, if funding for such closing has been approved by HUD. If such funding has not been approved by April 30, 1997, a further extension of forebearance until January 2, 1998, will be granted to permit the Local Limited Partnerships to submit an alternative plan to the note holders, and to negotiate and close such plan. In consideration for the initial period of extension of forebearance, the Local Limited Partnerships shall pay solely from their share of the net proceeds received at closing, an extension fee of 1% of the aggregate amount of principal due on the notes. The Local Limited Partnerships shall have no liability for the extension fee if closing does not occur. Upon expiration of the forebearance period with extensions, the Local Limited Partnerships shall cause title to the Local Limited Partnership's interest in the Local Limited Partnerships to be conveyed to the note holders.

         The Partnership's continued ownership in Meadowood Townhouses I and III Local Limited Partnerships is dependent on their successful efforts to complete the LIHPRHA sale or to repay the principal and accrued interest on the deferred acquisition notes or negotiate further amendments of the terms of the note and the related sale and forebearance agreements. If title to the Local Limited Partnership interest is conveyed to the note holder, the Partnership will not receive any future benefits from the underlying Properties, and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisitions of such ownership. All interests are limited partner interests. Also included are the total mortgage encumbrance and acquisition notes and related accrued interest encumbrances on each property for each of the Local Limited Partnerships as of December 31, 1996.

                                                                                                  Deferred
                                NHP Realty                                                       Acquisition
                                 Fund III              Cost of                                      Notes
                                Percentage            Ownership             Mortgage             and Accrued
Partnership                     Ownership              Interest               Notes              Interest
-----------                     ---------           --------------       ---------------    --------------------
Brunswick Village, L.P.           99.0%              $  580,612            $  680,347            $2,084,826

Edmond Estates, L.P.              94.5%                 416,038             1,036,123             2,037,217

Elden, L.P.                       94.5%                 876,011             1,902,129             3,419,062

Galion, L.P.                      94.5%                 282,933               537,841             1,003,957

Indian Valley I, II
  and III, L.P.s                  94.5%               1,456,232             3,506,003             5,132,219

Kimberly Associates, L.P.         94.5%                 902,469             1,999,730             2,920,243

Meadowoods
  Townhouses I and III, L.P.s     99.0%               2,998,424             5,665,704            10,909,799

Newton Hill, L.P.                 94.5%                 210,227               453,569               684,714

Woodmark, L.P.                    94.5%                 835,732             1,532,668             3,235,318


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

         (b) As of December 31, 1996, there were 921 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Three Associates - See Item 1).

         (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1996.

Item 6.  Selected Financial Data


                                                                  Years Ended December 31,
                                       ---------------------------------------------------------------------------
                                           1996              1995            1994          1993           1992
                                           ----              ----            ----          ----           ----
Share of losses from
  Local Limited
  Partnerships (A)                        $   -            $   -          $ (13,066)     $ (47,504)     $ (65,412)
Other revenue and
  expenses:
   Interest income                            8,073            6,057          7,185         32,783          7,362
   Loss on investment in Local
     Limited Partnerships                     -                -            (10,641)      (527,829)       -
   Distributions received
     in excess of
     investment in
     Local Limited
     Partnerships                            18,362           28,528         24,527         23,846         88,482
   Partnership operating
     expenses                              (133,660)        (135,432)      (139,684)      (126,611)      (121,738)
                                           --------         --------       --------       --------       --------

Net loss                                  $(107,225)       $(100,847)     $(131,679)     $(645,315)     $ (91,306)
                                           ========         ========       ========       ========       ========

Loss per unit of limited
  partnership interest
  based on the units
  outstanding during
  the period                              $      (9)       $      (9)     $     (11)     $     (56)     $      (8)
                                           ========         ========       ========       ========       ========

Total assets, at December 31              $ 140,782        $ 164,374      $ 176,583      $ 215,240      $ 836,714
                                           ========         ========       ========       ========       ========

Cash distributions per unit of
  limited partnership interest            $  -             $  -           $  -           $  -           $  -
                                           ========         ========       ========       ========       ========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in these Local Limited Partnerships. As a result, during 1996, 1995, 1994, 1993 and 1992, $1,690,487, $936,943, $3,803,923, $2,859,089 and $1,322,679,
         respectively, of losses from eleven, twelve, twelve, eleven and eleven of the Local Limited Partnerships have not been recognized by the Partnership. During 1996, the Partnership's share of profits in Elden Limited Partnership was $15,125 which was offset against prior year losses not taken.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

         In 1994, the Partnership advanced $10,641 to four of the Local Limited Partnerships by paying expenses on behalf of the Local Limited Partnerships. No advances were repaid to the Partnership during 1996, 1995 and 1994. As discussed in Note 3 to the Partnership's financial statements, during 1993, the Partnership re-evaluated the collectibility of its total outstanding advances and, based on the Local Limited Partnerships' operations, determined that such advances to Local Limited Partnerships were not likely to be collected and, therefore, for accounting purposes, treated the advances balance as additional Investment in Local Limited Partnerships. The balance was then reduced to zero, with the corresponding charge to operations. Advances to the Local Limited Partnerships remain due and payable to the Partnership.

         During 1996 and 1995, NHP advanced a total of $30,715 and $120,952, respectively, to seven and ten of the Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1995 and 1994, loans of $2,392 and $1,800, respectively, were repaid by four and one Local Limited Partnerships. No repayments were made during 1996. The balance owed to NHP by Local Limited Partnerships at December 31, 1996 and 1995, was $705,482 and $674,767, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

         Net cash used in operations for the year ended December 31, 1996 was $23,592 as compared to cash used in operations of $7,944 in 1995 and $17,697 in 1994. The increase in cash used in operations from 1995 to 1996 was the result of a decrease in distributions received in excess of investment in Local Limited Partnerships. The decrease in cash used in operations from 1994 to 1995 was primarily the result of an increase in distributions received from the Local Limited Partnerships and an increase in interest received.

         Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, the carrying values for all Local Limited Partnerships were reduced to zero during 1994. Cash distributions received are recorded as revenue as distributions in excess of investment in Local Limited Partnerships. In prior years, cash distributions received from investments in Local Limited Partnerships which had not been reduced to zero, were recorded as distributions in the statement of cash flows and reduced the Partnership's investment on the statement of financial position. Cash distributions totaling $18,362, $28,528 and $24,527 were received from two Local Limited Partnerships during the years ended December 31, 1996, 1995 and 1994, respectively. The receipt of distributions in future years is dependent on the operations of the underlying Properties of the Local Limited Partnerships.

         Cash and cash equivalents amounted to $140,782 at December 31, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1996, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. Cash on hand at December 31, 1996, together with projected distributions from Local Limited Partnerships, should provide sufficient capital to fund the Partnership during 1997.

         As of December 31, 1996, the Partnership owes the General Partner $533,737 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees and any other advances will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships rather than through recurring operations.

         National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year was recently approved and is insufficient to meet existing program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Meadowood I, II and III all received approval to be sold under the program within the requisite time frame; however, none have been allocated funds under the 1997 fiscal year appropriation, which is required so that these transactions can close. It is uncertain at this point whether LIHPRHA will receive future appropriations from Congress sufficient to allow the sales of Meadowood I, II and III to close. In the event that the LIHPRHA sales do not close, the General Partner will investigate other sale or refinancing opportunities for these properties, but there can be no assurance that these efforts will be successful. If unsuccessful, this could have a substantially negative impact on the Partnership's future available capital resources.

         All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the note holders would re-assume both NHP's and the Partnership's interests in the Local Limited Partnerships. All of the notes have final maturity dates between 1996 and 1999. Due to the weakness in the rental markets where some of the Properties are located, the General Partner currently believes the amounts due on the acquisition notes may likely exceed the value to be obtained through the Properties' participation in LIHPRHA or other refinancing opportunities. In the event that the Partnership loses its interest in these Local Limited Partnerships, the partners in the Partnership may incur adverse tax consequences. The impact of the adverse tax consequences is dependent on each partner's individual tax situation.

         On May 2, 1996, Meadowood Townhouses I and III Local Limited Partnerships entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell their properties pursuant to the terms of the Low Income Housing Preservation and Homeownership Act of 1990 ("LIHPRHA"). The purchase price is based on the properties' Transfer Preservation Value, as approved by HUD. Settlement is pending future appropriation of funds to HUD by Congress for LIHPRHA.

         In connection with the sale, a Forebearance Agreement has been executed, which extends the maturity date of the deferred acquisition notes made by the Limited Partner. Under the terms of this agreement, the initial period of forebearance expires on April 30, 1997. A further extension of forebearance will be granted until December 31, 1997, for closing if funding for such closing has been approved by HUD. If such funding has not been approved by April 30, 1997, a further extension of forebearance until January 2, 1998, will be granted to permit the Local Limited Partnerships to submit an alternative plan to the note holders, and to negotiate and close such plan. The consideration for the initial period of extension of forebearance, the Local Limited Partnerships shall pay solely from their share of the net proceeds received at closing, an extension fee of 1% of the aggregate amount of principal due on the notes. The Local Limited Partnerships shall have no liability for the extension fee if closing does not occur. Upon expiration of the forebearance period with extensions, the Local Limited Partnerships shall cause title to the Local Limited Partnership's interest in the Local Limited Partnerships to be conveyed to the note holders.

         The Partnership's continued ownership in Meadowood Townhouses I and III Local Limited Partnerships is dependent on their successful efforts to complete the LIHPRHA sale or to repay the principal and accrued interest on the deferred acquisition notes or negotiate further amendments of the terms of the note and the related sale and forebearance agreements. If title to the Local Limited Partnership interest is conveyed to the note holder, the Partnership will not receive any future benefits from the underlying Properties, and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         Results of Operations

         The Partnership has invested as a limited partner in Local Limited Partnerships which operate thirteen rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the losses of the Local Limited Partnerships. As of December 31, 1996 and 1995, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1996 and 1995. During 1994, the Partnership recorded $13,066 of its share of losses of one Local Limited Partnership.

         The Partnership's net loss increased to $107,225 in 1996 from a net loss of $100,847 in 1995. Net loss per unit of limited partnership interest was $9 for the 11,500 units outstanding throughout both years. This increase was primarily due to a decrease in distributions in excess of investment in Local Limited Partnerships, partially offset by a decrease in operating expenses. The Partnership did not recognize $1,690,487 of its allocated share of losses from eleven Local Limited Partnerships for the year ended December 31, 1996, as the Partnership's net book investment in them was reduced to zero prior to 1996 (see Note 3 to the Partnership's financial statements). In addition, the Partnership's share of profits in Elden Limited Partnership was $15,125 which was offset against prior year losses not taken. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $738,419 between years. The increase in the loss was primarily the result of one of the Local Limited Partnerships recognizing an impairment loss on its rental property of $450,000. Additionally, rental income decreased during 1996 and operating expenses increased.

         The Partnership's net loss decreased to $100,847 in 1995 from a net loss of $131,679 in 1994. Net loss per unit of limited partnership interest decreased to $9 in 1995 from $11 in 1994 for the 11,500 units outstanding throughout both years. This decrease was primarily due to a decrease in loss on the Partnership's investment in the Local Limited Partnerships and a decrease in the Partnership's share of losses from Local Limited Partnerships, as well as an increase in distributions received in excess of investment in Local Limited Partnerships. The Partnership did not recognize $936,943 of its allocated share of losses from twelve Local Limited Partnerships for the year ended December 31, 1995, as the Partnership's net book investment in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $2,543,754 between years. The decrease was primarily the result of one of the Local Limited Partnerships recording a loss on reduction of carrying value of their respective rental property of $2,500,000 during 1994, as the estimated future undiscounted cash flows from operations and ultimate sale were less than the current net book value (discussed more fully in Note 3 to the Partnership's financial statements). No such loss was recorded during 1995. Additionally, rental income increased in 1995 from 1994 and operating expenses decreased.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary schedules of the Partnership are included on pages 12 through 27 of this report.

Independent Auditors' Report



To The Partners of
  National Housing Partnership Realty Fund III
Vienna, VA

We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the years ended December 31, 1996, 1995 and 1994. The Partnership's equity in the net assets of this investee has been reduced to zero at December 31, 1996 and 1995 in accordance with the equity method of accounting. The financial statements of this investee were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for this investee, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Washington, D. C.
March 6, 1997

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION



                                                                                           December 31,
                                                                               -------------------------------
                                                                                   1996                1995
                                                                                   ----                ----
                           ASSETS

Cash and cash equivalents (Note 2)                                              $ 140,782           $ 164,374
Investments in and advances to Local Limited Partnerships (Note 3)                  -                   -
                                                                                 --------            --------

                                                                                $ 140,782           $ 164,374
                                                                                 ========            ========

              LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Administrative and reporting fees payable to
     General Partner                                                            $ 533,737           $ 447,489
   Accrued expenses                                                                39,095              41,710
                                                                                 --------            --------

                                                                                  572,832             489,199
                                                                                 --------            --------

Partners' deficit:
   General Partner - The National Housing Partnership (NHP)                       (99,570)            (98,498)
   Original Limited Partner - 1133 Fifteenth Street
     Three Associates                                                            (104,470)           (103,398)
   Other Limited Partners - 11,500 investment units                              (228,010)           (122,929)
                                                                                 --------            --------

                                                                                 (432,050)           (324,825)
                                                                                 --------            --------

                                                                                $ 140,782           $ 164,374
                                                                                 ========            ========



                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS




                                                                         Years Ended December 31,
                                                             ------------------------------------------------
                                                                   1996           1995              1994
                                                                   ----           ----              ----
REVENUES:
   Interest income                                              $   8,073       $   6,057        $   7,185
   Distributions in excess of
     investment in Local Limited
     Partnerships (Note 3)                                         18,362          28,528           24,527
                                                                 --------        --------         --------

                                                                   26,435          34,585           31,712
                                                                 --------        --------         --------

COSTS AND EXPENSES:
   Loss on investment in Local Limited
     Partnerships (Note 3)                                          -               -               10,641
   Share of losses from Local Limited
     Partnerships (Note 3)                                          -               -               13,066
   Administrative and reporting fees to
     General Partner (Note 4)                                      86,248          86,248           86,248
   Other operating expenses                                        47,412          49,184           53,436
                                                                 --------        --------         --------

                                                                  133,660         135,432          163,391
                                                                 --------        --------         --------

NET LOSS                                                        $(107,225)      $(100,847)       $(131,679)
                                                                 ========        ========         ========

ALLOCATION OF NET LOSS:
   General Partner - NHP                                        $  (1,072)      $  (1,008)       $  (1,317)
   Original Limited Partner - 1133
     Fifteenth Street Three Associates                             (1,072)         (1,008)          (1,317)
   Other Limited Partners - 11,500
     investment units                                            (105,081)        (98,831)        (129,045)
                                                                 --------        --------         --------

                                                                $(107,225)      $(100,847)       $(131,679)
                                                                 ========        ========         ========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                                          $      (9)      $      (9)       $     (11)
                                                                 ========        ========         ========



                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                 The              1133
                                              National          Fifteenth
                                              Housing            Street            Other
                                            Partnership           Three           Limited
                                               (NHP)           Associates        Partners           Total
                                               -----           ----------        --------           -----

Equity (deficit) at January 1, 1994         $ (96,173)         $(101,073)       $ 104,947        $ (92,299)

   Net loss                                    (1,317)            (1,317)        (129,045)        (131,679)
                                             --------           --------         --------         --------

Deficit at December 31, 1994                  (97,490)          (102,390)         (24,098)        (223,978)

   Net loss                                    (1,008)            (1,008)         (98,831)        (100,847)
                                             --------           --------         --------         --------

Deficit at December 31, 1995                  (98,498)          (103,398)        (122,929)        (324,825)

   Net loss                                    (1,072)            (1,072)        (105,081)        (107,225)
                                             --------           --------         --------         --------

Deficit at December 31, 1996                $ (99,570)         $(104,470)       $(228,010)       $(432,050)
                                             ========           ========         ========         ========

Percentage interest at
   December 31, 1994, 1995,
   and 1996                                    1%                   1%              98%
                                             ========           ========         ========

                                                (A)                (B)               (C)
                                             ========           ========         ========


(A)      General Partner

(B)      Original Limited Partner

(C) Consists of 11,500 investment units held by 921 investors. Each unit represents .0085% of ownership interest.




                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                         Years Ended December 31,
                                                             -------------------------------------------------
                                                                   1996            1995             1994
                                                                   ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received in excess of
     investment in Local Limited Partnerships                   $  18,362       $  28,528        $  24,526
   Interest received                                                8,073           8,804            4,438
   Operating expenses paid                                        (50,027)        (45,276)         (46,661)
                                                                 --------        --------         --------

     Net cash used in operating activities                        (23,592)         (7,944)         (17,697)
                                                                 --------        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenses paid on behalf of Local Limited Partnerships            -               -              (10,641)
   Other receivable                                                 -               -                7,145
                                                                 --------        --------         --------

     Net cash used in investing activities                          -               -               (3,496)
                                                                 --------        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Repayment of loans from General Partner                           -              (1,518)           -
                                                                 --------        --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (23,592)         (9,462)         (21,193)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                         164,374         173,836          195,029
                                                                 --------        --------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 140,782       $ 164,374        $ 173,836
                                                                 ========        ========         ========

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:

Net loss                                                        $(107,225)      $(100,847)       $(131,679)
                                                                 --------        --------         --------

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Loss on investment in Local Limited Partnerships                 -               -               13,066
   Decrease (increase) in interest receivable                       -               2,747           (2,747)
   Share of losses from Local Limited Partnerships                  -               -               10,641
   Increase in administrative and reporting fees
     payable to the General Partner                                86,248          86,248           86,248
   (Decrease) increase in payables                                 (2,615)          3,908            6,774
                                                                 --------        --------         --------

   Total adjustments                                               83,633          92,903          113,982
                                                                 --------        --------         --------

    Net cash used in operating activities                       $ (23,592)      $  (7,944)       $ (17,697)
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                 (Continued)


2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                                                     December 31,
                                                                        -------------------------------------
                                                                             1996                  1995
                                                                             ----                  ----
        Cash in demand accounts                                            $    952               $    467
        Money market account                                                139,830                163,907
                                                                            -------                -------

                                                                           $140,782               $164,374
                                                                            =======                =======


3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         During 1985, the Partnership acquired a 99% limited partnership interest in Brunswick Village Limited Partnership and 94.5% limited partnership interests (98% with respect to allocation of losses) in nine Local Limited
Partnerships: Elden Limited Partnership, Edmond Estates Limited Partnership, Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, Kimberly Associates Limited Partnership, Newton Hill Limited Partnership and Woodmark Limited Partnership. The Partnership also acquired a 99% limited partnership interest in Meadowood Townhouses I Limited Partnership and Meadowood Townhouses III Limited Partnership. Those two Local Limited Partnerships each own a 99% limited partnership interest in an operating limited partnership which holds title to two and one rental housing properties, respectively. The Partnership's effective interest in these operating limited partnerships is 98.01%.

         Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize $1,690,487, $936,943 and $3,803,923 of its allocated share of losses from eleven, twelve and eleven Local Limited Partnerships during 1996, 1995 and 1994, respectively. During 1996, the Partnership's share of profits in Elden Limited Partnership was $15,125, which was offset against prior year losses not taken. As of December 31, 1996 and 1995, the Partnership had not recognized $14,281,351 and $12,605,989, respectively, of its allocated share of cumulative losses from the twelve and eleven Local Limited Partnerships in which its investment is zero.

         In 1994, the Partnership advanced $10,641 to four Local Limited Partnerships by paying expenses on behalf of the Local Limited Partnerships. No advances were made during 1996 and 1995. No advances were repaid to the Partnership during 1996, 1995 and 1994. During 1993, the Partnership re-evaluated the collectibility of the total outstanding advances made to the Local Limited Partnerships and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. The Partnership treated the advances balance as additional "Investment in Limited Partnerships" for accounting purposes. The balance was then reduced to zero, with corresponding charges to operations or the investment balance for the individual Local Limited Partnerships. The charge to operations in 1994 reduced the Partnership's investment in Local Limited Partnerships to zero.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                 (Continued)


         These advances plus accrued interest remain due and payable to the Partnership. As of December 31, 1996, the balance of such advances was $534,280. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

         Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1996 and 1995, and the combined results of operations for the years ended December 31, 1996, 1995 and 1994 are as follows:

                          COMBINED FINANCIAL POSITION
                       OF THE LOCAL LIMITED PARTNERSHIPS


                                                                                      December 31,
                                                                        --------------------------------------
                                                                               1996                 1995
                                                                               ----                 ----
Assets:
   Land                                                                   $  2,992,600         $  2,992,600
   Buildings and improvements,
     net of accumulated depreciation of
     $14,098,487 and $12,743,988 and impairment
     losses of $4,350,000 in 1996 and $3,900,00 in 1995                     28,569,356           29,312,581
   Other assets                                                              4,731,800            4,842,167
                                                                           -----------          -----------

                                                                          $ 36,293,756         $ 37,147,348
                                                                           ===========          ===========

Liabilities and partners' deficit:
   Liabilities:
     Mortgage notes payable                                               $ 17,314,114         $ 17,892,400
     Acquisition notes payable                                              14,683,867           14,683,867
     Other liabilities                                                      20,866,030           19,418,730
                                                                           -----------          -----------

                                                                            52,864,011           51,994,997

   Partners' deficit:
     National Housing Partnership Realty Fund III                          (15,062,902)         (13,369,178)
     Other partners                                                         (1,507,353)          (1,478,471)
                                                                           -----------          -----------

                                                                          $ 36,293,756         $ 37,147,348
                                                                           ===========          ===========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                 (Continued)



                         COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                      Years Ended December 31,
                                                           -------------------------------------------------
                                                                 1996             1995             1994
                                                                 ----             ----             ----
Revenue                                                      $ 8,952,268      $ 8,997,266      $ 8,635,033
                                                              ----------       ----------       ----------

Expenses:
   Operating expenses                                          6,956,609        6,661,387        6,875,590
   Financial expenses - primarily interest                       505,862          640,359          552,011
   Interest on acquisition notes                               1,378,755        1,379,901        1,379,286
   Depreciation and amortization                               1,364,217        1,262,745        1,240,869
   Impairment loss on rental property                            450,000            -            2,500,000
                                                              ----------       ----------       ----------

     Total expenses                                           10,655,443        9,944,392       12,547,756
                                                              ----------       ----------       ----------

Net loss                                                     $(1,703,175)     $  (947,126)     $(3,912,723)
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

         The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units         Subsidized Units
                                                              Expiring as a            Expiring as a
                                       Number              Percentage of Total         Percentage of
                      Year             of Units             Subsidized Units            Total Units
                      ----             --------          ----------------------    ----------------------
                       1997               110                     18%                      6%
                       1998               493                     82%                     29%
                                          ---                    ---                      --

                      Total               603                    100%                     35%
                                          ===                    ===                      ==

         Of the contracts above expiring during 1997, one Local Limited Partnership, Galion Limited Partnership, has contracts for 60 units that expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

         One Local Limited Partnership, Brunswick Village Limited Partnership, has a contract covering the remaining 50 units that expire in October, 1997. It is uncertain whether this agreement, as well as the agreement expiring in 1998, will be renewed, and if so, on what terms.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                 (Continued)


         For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

         Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

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

         Deferred acquisition notes of $14,683,867 at December 31, 1996 bear simple interest at rates of 9% or 10% per annum. These notes are collateralized by partnership interests in all of the Local Limited Partnerships. Neither principal nor interest are payable currently; all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or dates ranging from 1996 to 1999 with extensions ranging up to five years. In 1994, one of the Local Limited Partnerships exercised its unilateral option to extend the maturity date of its notes originally due in 1994. A fee equal to 1% of the original principal amount was added to the principal due.

         On May 2, 1996, the two Meadowood Local Limited Partnerships entered into Agreements of Sale with Community Preservation and Development Corporation, pursuant to the terms of the Low Income Housing Preservation and Homeownership Act of 1990 (LIHPRHA) to sell each of the Local Partnerships. The purchase price is to be based on the project's Transfer Preservation Value, as approved by HUD. Settlement is pending Congressional appropriation of LIHPRHA funds to HUD.

         In connection with the sale, a Forebearance Agreement has been executed, which extends the maturity date of the deferred acquisition notes in the amounts of $10,909,799 including accrued interest at Decemer 31, 1996 owned by the two Meadowood Local Limited Partnerships. Under the terms of this agreement, the initial period of forebearance shall expire on April 30, 1997. A further extension of forebearance will be granted until December 31, 1997 for closing,

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                 (Continued)


if funding for such closing has been approved by HUD. If such funding has not been approved by April 30, 1997, a further expansion of forebearance until January 2, 1998, will be granted to permit the Local Limited Partner to submit an alternative plan to the note holders, and to negotiate and close such plan. There can be no assurance that the efforts will be successful.

         In consideration for the initial period of extension of forebearance, the two Local Limited Partnerships shall pay, solely from their share of the net proceeds received at closing, an extension fee of 1% of the aggregate amount of principal due on the notes. The Local Limited Partnerships shall have no liability for the extension fee if closing does not occur. Upon expiration of the forebearance period, with extensions, the two Local Limited Partnerships shall cause title to their interest in the local partnerships to be conveyed to the note holders. The financial statements do not include any adjustments which might result from this uncertainty.

         The two Meadowood Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships successful efforts to complete the LIHPRHA sale described above, or for the Local Limited Partnerships to repay the principal and accrued interest on the deferred acquisition notes or to negotiate further amendments of the terms of the notes and the related sales and forebearance documents. The Local Limited Partnerships have for the past several years, generated losses which have been funded through loans from the partners. The Local Limited Partnerships have minimal cash and are generating negative cash flows. The partners are under no obligation to provide such funding in the future.

         The two Meadowood Local Limited Partnerships continued existence as a going concern is dependent upon maintaining positive cash flows from operations or obtaining additional capital from partners by borrowing additional funds. NHP intends to manage the Local Limited Partnerships prudently so as to produce positive cash flows from their operations, thus allowing for adequate cash distributions.

         Should the Local Limited Partnerships cease to exist as a going concern, there could be significant tax consequences to the partners in the Partnership.

         In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1996. Adoption of this Statement during the year ended December 31, 1996, required an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

         Galion Limited Partnership recognized an impairment loss on its rental property in the amount of $450,000. Because the Local Limited Partnership's deferred acquisition note is due December 20, 1999, the Local Limited Partnership estimated net cash flow only for the period January 1, 1997 to December 20, 1999. As a result of this limited holding period, the estimated net cash flow is less than the carrying amount at December 31, 1996. The Local Limited Partnership has used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value. The impairment loss had no impact on the Partnership's operations, since its investment in Galion Limited Partnership had been reduced to zero in a prior year.

         Prior to 1996 and the Statement, generally accepted accounting principles (GAAP) required that the Local Limited Partnerships evaluate whether it is probable that the estimated undiscounted future cash flows of each of its

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                 (Continued)


properties, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) was less than the net carrying value of the property. If such a shortfall existed, and was material and deemed to be other than temporary in nature, then a write-down equal to the shortfall was warranted. The Local Limited Partnerships performed such evaluations on an ongoing basis. During 1994, using a methodology consistent with GAAP, one of the Local Limited Partnerships determined that the book value of the rental property exceeded the rental property's estimated net realizable value. As required by GAAP, the Local Limited Partnership recorded an adjustment of $2,500,000 to reduce the carrying value of the rental property to its estimated net realizable value for the year ended December 31, 1994.

         Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1996. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

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

         The Partnership accrued Administrative and Reporting Fees payable to the General Partner of $86,248 in 1996, 1995 and 1994. No payments were made to the General Partner for those fees in 1996 and 1995. As of December 31, 1996 and 1995, the Partnership owed $533,737 and $447,489, respectively, to the General Partner for accrued administrative and reporting fees.

         An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by four of the Local Limited Partnerships under agreements which, subject to certain conditions, extend to the year 2020. NHPMC and other affiliates of NCHP earned $625,232, $583,446 and $568,801 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1996, 1995 and 1994, respectively.

         Prior to 1996, personnel working at the project sites which are managed by NHPMC were NCHP employees and, therefore, the projects reimbursed NCHP for the actual salaries and related benefits. Beginning January 1, 1996, project employees became employees of NHP Incorporated. Total reimbursements earned for salaries and benefits for the years ended December 31, 1996, 1995 and 1994, were approximately $786,000, $739,000 and $704,000, respectively. At December 31, 1996 and 1995 account payable included $2,309 and $1,627 due to NHP Incorporated and NCHP, respectively.

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

         A reconciliation follows:

                                                                        Years Ended December 31,
                                                           ---------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
Net loss per financial statements                            $  (107,225)     $  (100,847)     $  (131,679)

Timing differences in determining
  losses of local limited partnerships:
   Depreciation                                               (1,041,755)      (1,045,037)      (1,026,469)
   Interest on acquisition notes payable                        (161,384)        (136,036)         (66,114)
   Losses taken in excess of financial statement
     investment account                                       (1,693,165)        (962,475)      (3,841,344)
   Accrued interest on partner loans                             151,341          208,654           15,867
   Impairment loss on rental property                            441,000            -            2,496,082
   Other                                                         109,338          225,733          255,506
                                                              ----------       ----------       ----------

Loss per tax return                                          $(2,301,850)     $(1,810,008)     $(2,298,151)
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

                               ******************

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF

      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                               DECEMBER 31, 1996




                                                                          Initial                         Cost Capitalized
                                                                       Cost to Local                         Subsequent
                                                                    Limited Partnership                    to Acquisition
                                                              ------------------------------       -------------------------------


                                                                                 Buildings                             Carrying
                                                                                    and                                  Cost
        Partnership Name                   Encumbrances          Land           Improvements       Improvements       Adjustments
--------------------------------------     ------------       -----------      -------------       ------------      -------------
Brunswick Village Limited Partnership          (1)            $   275,000       $  2,109,506       $   465,860       $       -

Edmond Estates Limited Partnership             (1)                150,000          2,470,329           176,381         (1,400,000)

Elden Limited Partnership                      (1)                338,000          4,355,651         1,165,463               -

Galion Limited Partnership                     (1)                 60,000          1,308,947           163,599           (450,000)

Indian Valley I Limited Partnership            (1)                120,000          2,764,506           184,762               -

Indian Valley II Limited Partnership           (1)                108,000          2,278,088           197,679               -

Indian Valley III Limited Partnership          (1)                117,600          2,782,409           211,623               -

Kimberly Associates Limited Partnership        (1)                294,000          4,259,949         1,700,331               -

Meadowood Townhouses I Limited Partnership     (1)                582,000          6,495,229         1,011,790               -

Meadowood Townhouses II Limited Partnership    (1)                566,000          6,285,999           913,679         (2,500,000)

Newton Hill Limited Partnership                (1)                 60,000          1,015,475            83,686               -

Woodmark Limited Partnership                   (1)                322,000          3,882,930           733,972               -
                                                               ----------        -----------        ----------        -----------
Total, December 31, 1996                                      $ 2,992,600       $ 40,009,018       $ 7,008,825       $ (4,350,000)
                                                               ==========        ===========        ==========        ===========

                                                            Gross Amount at which Carried
                                                                at Close of Period
                                                --------------------------------------------------


                                                                    Buildings                            Accumulated
                                                                       and               Total           Depreciation    Date of
     Partnership Name                                Land          Improvements         (2) (3)              (3)       Construction
--------------------------------------          ------------      -------------      -------------       ------------  ------------
Brunswick Village Limited Partnership           $   275,000        $  2,575,366       $  2,850,366       $    751,855      1971

Edmond Estates Limited Partnership                  150,000           1,246,710          1,396,710            641,412      1972

Elden Limited Partnership                           338,000           5,521,114          5,859,114          1,783,204      1970

Galion Limited Partnership                           60,000           1,022,546          1,082,546            441,344      1972

Indian Valley I Limited Partnership                 120,000           2,949,268          3,069,268            893,970      1972

Indian Valley II Limited Partnership                108,000           2,475,767          2,583,767            736,392      1972

Indian Valley III Limited Partnership               117,600           2,994,032          3,111,632            884,210      1972

Kimberly Associates Limited Partnership             294,000           5,960,280          6,254,280          1,967,751      1971

Meadowood Townhouses I Limited Partnership          582,000           7,507,019          8,089,019          2,133,784      1972

Meadowood Townhouses II Limited Partnership         566,000           4,699,678          5,265,678          2,014,768      1972

Newton Hill Limited Partnership                      60,000           1,099,161          1,159,161            348,579      1972

Woodmark Limited Partnership                        322,000           4,616,902          4,938,902          1,501,218      1971
                                                 ----------         -----------        -----------        -----------
Total, December 31, 1996                        $ 2,992,600        $ 42,667,843       $ 45,660,443       $ 14,098,487
                                                 ==========         ===========        ===========        ===========

                                                                 Life upon which
                                                                 depreciation in
                                                              latest statement of
                                                      Date       operations is
     Partnership Name                                Acquired    computed (years)
--------------------------------------               -------- -------------------
Brunswick Village Limited Partnership                  6/85            5-30

Edmond Estates Limited Partnership                     6/85            5-50

Elden Limited Partnership                              6/85            5-50

Galion Limited Partnership                             7/85            5-50

Indian Valley I Limited Partnership                    6/85            5-50

Indian Valley II Limited Partnership                   6/85            5-50

Indian Valley III Limited Partnership                  6/85            5-50

Kimberly Associates Limited Partnership                6/85            5-50

Meadowood Townhouses I Limited Partnership             6/85            5-50

Meadowood Townhouses II Limited Partnership            6/85            5-50

Newton Hill Limited Partnership                        7/85            5-50

Woodmark Limited Partnership                           6/85            5-50

Total, December 31, 1996



                          See notes to Schedule XI.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                               DECEMBER 31, 1996


(1)      Schedule of Encumbrances

                                                                      Deferred
                                                                     Acquisition
                                                                      Notes and
                                                        Mortgage       Accrued
         Partnership Name                                Notes        Interest            Total
         ----------------                                -----        --------            -----
         Brunswick Village Limited Partnership      $    680,347    $  2,084,826      $  2,765,173

         Edmond Estates Limited Partnership            1,036,123       2,037,217         3,073,340

         Elden Limited Partnership                     1,902,129       3,419,062         5,321,191

         Galion Limited Partnership                      537,841       1,003,957         1,541,798

         Indian Valley I Limited Partnership           1,132,773       2,006,673         3,139,446

         Indian Valley II Limited Partnership          1,124,188       1,302,598         2,426,786

         Indian Valley III Limited Partnership         1,249,042       1,822,948         3,071,990

         Kimberly Associates Limited Partnership       1,999,730       2,920,243         4,919,973

         Meadowood Townhouses I Limited
           Partnership                                 2,640,285       6,129,576         8,769,861

         Meadowood Townhouses III Limited
           Partnership                                 3,025,419       4,780,223         7,805,642

         Newton Hill Limited Partnership                 453,569         684,714         1,138,283

         Woodmark Limited Partnership                  1,532,668       3,235,318         4,767,986
                                                     -----------     -----------       -----------

           TOTAL                                    $ 17,314,114    $ 31,427,355      $ 48,741,469
                                                     ===========     ===========       ===========


(2) The aggregate cost of land for Federal income tax purposes is $2,992,600, and the aggregate costs of buildings and improvements for Federal income tax purposes is $47,324,953. The total of the above-mentioned items is $50,317,553.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                               DECEMBER 31, 1996

                                 (Continued)

(3)     Reconciliation of real estate
                                                                       Years Ended December 31,
                                                          ----------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
        Balance at beginning of period                       $45,049,169      $43,987,221      $45,626,140

        Improvements during the period                         1,061,274        1,061,948          861,081

        Impairment loss on rental property                      (450,000)           -           (2,500,000)
                                                              ----------       ----------       ----------

        Balance at end of period                             $45,660,443      $45,049,169      $43,987,221
                                                              ==========       ==========       ==========

        Reconciliation of accumulated depreciation
                                                                       Years Ended December 31,
                                                          ---------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
        Balance at beginning of period                       $12,743,988      $11,491,517      $10,260,366

        Depreciation expense for the period                    1,354,499        1,252,471        1,231,151
                                                              ----------       ----------       ----------

        Balance at end of period                             $14,098,487      $12,743,988      $11,491,517
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

         J. Roderick Heller, III (age 59) was elected President, Chief Operating Officer and a Director of NCHP in 1985, Chief Executive Officer of NCHP in
1986, and Chairman in 1988. He currently serves as Chairman, President and Chief Executive Officer of NCHP and its affiliate NHP Incorporated. From 1982 until 1985, Mr. Heller served as President and Chief Executive Officer of Bristol Compressors, Inc., a Bristol, Virginia-based company involved in the manufacturing of air conditioning compressors. From 1971 until 1982, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering. Mr. Heller was elected Chairman of the Board of public television station WETA in Washington, D.C., and is a director of Auto-Trol Technology Corporation. Mr. Heller completed his term as a director of a number of nonprofit organizations, including the National Trust for Historic Preservation in 1996 after nine years of service and was Chairman of the Board of The Civil War Trust from 1991 to March 1997.

         Susan R. Baron (age 45) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Danny K. Davis (age 55) has been a Commissioner on the Cook County Board of Commissioners since November 1990. Prior to his service on the Cook County Board, he served as an Alderman on the Chicago City Council for 11 years. Mr. Davis is also a member of numerous civic and professional organizations. He was appointed to the Board of Directors by the President of the United States in September 1994 and continues to serve until the appointment of a successor.

         Alan A. Diamonstein (age 65) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

         Michael R. Eisenson (age 41) is the President and Chief Executive Officer of Harvard Private Capital Group, Inc. ("Harvard Capital"), which manages the direct investment and private equities portfolio of the Harvard

University endowment fund. Harvard Capital is the investment advisor for Demeter. Mr. Eisenson joined Harvard Capital in 1986. Mr. Eisenson is a director of ImmunoGen, Inc., Harken Energy Corporation, and Somatix Therapy Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Eisenson was re-elected to the Board of Directors in 1992 and continues to serve.

         Tim R. Palmer (age 39) joined Harvard Capital in 1990 and is currently Managing Director. From 1987 to 1990, Mr. Palmer was Manager, Business Development, at The Field Corporation, a private investment firm. Mr. Palmer is a director of PriCellular Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Palmer was re-elected to the Board of Directors in 1994 and continues to serve.

         Herbert S. Winokur, Jr. (age 53) has served as the President of Winokur & Associates, Inc., an investment and management services firm, and Winokur Holdings, Inc., which is the managing general partner of Capricorn, a private investment partnership, since 1987. Mr. Winokur is the past Chairman of DynCorp and serves as a director of Enron Corporation and NacRe Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Capricorn is entitled to elect one member of the NCHP Board of Directors. Pursuant to this agreement, Mr. Winokur was re-elected to the Board of Directors in 1992 and continues to serve.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

         J. Roderick Heller, III (age 59). See "Directors of NCHP."

         Ann Torre Grant (age 39) has served as Executive Vice President, Chief Financial Officer and Treasurer of NCHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant serves as a director of the Franklin Mutual Series Funds.

         Joel F. Bonder (age 48) has served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

         Eric N. Ross (age 35) has served as Vice President, Asset Management of NCHP since May 1996. He is responsible for delivery of asset management services to NCHP's affiliated ownership organization and to other multifamily owners. Previously, Mr. Ross served as Vice President, Finance, from March 1995 to May 1996 and Vice President, Asset Management, from September 1992 to March 1995. Prior to joining NHP in 1992, Mr. Ross was Assistant Vice President in Asset Management for Winthrop Financial Associates.

         Charles S. Wilkins, Jr. (age 46) has served as Senior Vice President of NHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force.

         Jeffrey J. Ochs (age 39) has served as Vice President and Chief Accounting Officer of NCHP since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc.

         Eugene H. Goodsell (age 43) serves as Vice President and Controller of NCHP. He has been with NCHP since 1983. Prior to joining NHP, Mr. Goodsell, a CPA, was an audit manager with the public accounting firm of Arthur Andersen LLP.

         (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

         National Housing Partnership Realty Fund III has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1996:

         (i) The Partnership accrued $86,248 for administrative and reporting fees for managing the affairs of the Partnership and for investor services during 1996. No payments were made in 1996.

         (ii) Annual partnership administration fees of $97,500 are payable, but not yet paid, to the General Partner for its services as General Partner of the Local Limited Partnerships. During 1996, the Local Limited Partnerships made payments of $37,317 for previous years' annual partnership administrative fees.

         (iii) An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by four of the Local Limited Partnerships. During 1996, NHPMC and other affiliates of NCHP earned $625,232 for management fees and other services provided to the Local Limited Partnerships.

         (iv) In 1996, personnel working at the project sites which were managed by NHPMC were NCHP employees, and therefore the project reimbursed NHP Incorporated for their actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1996, was approximately $786,000. At December 31, 1996 trade payables include $2,309 due to NHP Incorporated.

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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)     Documents filed as a part of this report:

                 1.       Financial Statements

                          The financial statements, notes, and reports listed
below are included herein:

                                                                                          Page
                                                                                          ----
                      Independent Auditors' Report
                                                                                           12

                      Statements of Financial Position,
                      December 31, 1996 and 1995
                                                                                           13

                      Statements of Operations for the Years
                      Ended December 31, 1996, 1995 and 1994
                                                                                           14

                      Statements of Partners' Deficit for the Years
                      Ended December 31, 1996, 1995 and 1994
                                                                                           15

                      Statements of Cash Flows for the Years Ended
                      December 31, 1996, 1995 and 1994
                                                                                           16

                      Notes to Financial Statements
                                                                                           17

                      Schedule XI - Real Estate and
                      Accumulated Depreciation of the Local Limited
                      Partnerships in which NHP Realty Fund III has
                      invested, December 31, 1996                                          27

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

                 3.       Exhibits

                          The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested funds are included as an exhibit to this report and are incorporated herein:

                                                                                  Page
                                                                                  ----
                          Independent Auditors' Reports                             38

                          Combined Statements of Financial
                          Position, December 31, 1996 and 1995                      42

                          Combined Statements of Operations for the Years Ended
                          December 31, 1996, 1995, and 1994                         43

                          Combined Statements of Partners'
                          Deficit for the Years Ended
                          December 31, 1996, 1995 and 1994                          44

                          Combined Statements of Cash Flows for the
                          Years Ended December 31, 1996, 1995 and 1994              45

                          Notes to Combined Financial
                          Statements                                                48

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




March 26, 1997                 /s/ J. Roderick Heller, III
--------------                 -----------------------------------
Date                           J. Roderick Heller, III, Chairman, President
                               and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 26, 1997                /s/ J. Roderick Heller, III
--------------                -----------------------------------
Date                          J. Roderick Heller, III
                              Chairman, President, Chief Executive
                              Officer and Director




March 26, 1997                /s/ Ann Torre Grant
--------------                -----------------------------------
Date                          Ann Torre Grant
                              Executive Vice President, Chief Financial Officer
                              and Treasurer




March 26, 1997                /s/ Jeffrey J. Ochs
--------------                -----------------------------------
Date                          Jeffrey J. Ochs
                              Vice President and Chief Accounting Officer

March 26, 1997                           *
--------------                -----------------------------------
Date                          Susan R. Baron, Director



March 26, 1997                           *
--------------                -----------------------------------
Date                          Michael R. Eisenson, Director



March 26, 1997                           *
--------------                -----------------------------------
Date                          Danny K. Davis, Director



March 26, 1997                           *
--------------                -----------------------------------
Date                          Tim R. Palmer, Director



March 26, 1997                           *
--------------                -----------------------------------
Date                          Alan A. Diamonstein, Director




March 26, 1997                           *
--------------                -----------------------------------
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


          *By J. Roderick Heller, III pursuant to Power of Attorney.



                         /s/ J. Roderick Heller, III
                         ---------------------------

Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund III
Vienna, VA

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 1996 and 1995, and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the years ended December 31, 1996, 1995 and 1994. This investee's statements of financial position represent total assets constituting 7% of combined total assets at December 31, 1996 and 1995, and net losses constituting 4%, 8% and 2% of combined net loss for each of the three years in the period ended December 31, 1996. The financial statements of this investee were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for this investee, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which the Partnership holds a limited partnership interest as of December 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Washington, D. C.
March 6, 1997

Independent Auditors' Report


The Partners
Brunswick Village Limited Partnership
Washington, D.C.

         We have audited the accompanying balance sheet of BRUNSWICK VILLAGE LIMITED PARTNERSHIP, HUD Project No. 031-55075-LDP, as of December 31, 1996, and the related states of profit and loss (on HUD Form No. 92410), of partners' deficiency and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNSWICK VILLAGE LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 42 to 56 is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Goldenberg Rosenthal Friedlander
Jenkintown, PA
January 29, 1997

Independent Auditors' Report


The Partners
Brunswick Village Limited Partnership
Washington, D.C.

         We have audited the accompanying balance sheet of BRUNSWICK VILLAGE LIMITED PARTNERSHIP, HUD Project No. 031-55075-LDP, as of December 31, 1995, and the related states of profit and loss (on HUD Form No. 92410), of partners' deficiency and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 42 to 56 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Goldenberg Rosenthal Friedlander
Jenkintown, PA
January 25, 1996

Independent Auditors' Report


The Partners
Brunswick Village Limited Partnership
Washington, D.C.

         We have audited the accompanying balance sheet of BRUNSWICK VILLAGE LIMITED PARTNERSHIP, HUD Project No. 031-55075-LDP, as of December 31, 1994, and the related states of profit and loss (on HUD Form No. 92410), of partners' deficiency and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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




Goldenberg Rosenthal Friedlander
Jenkintown, PA
January 23, 1995

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF FINANCIAL POSITION




                                                                                   December 31,
                                                              -----------------------------------------------------
                                                                           1996                      1995
                                                                           ----                      ----
                           ASSETS

Cash and cash equivalents                                            $    750,872             $    748,359
Accounts receivable (Note 2)                                              194,383                  422,422
Tenants' security deposits
  held in trust funds                                                     504,457                  469,034
Prepaid taxes and insurance                                               167,382                  167,878
Deferred finance costs                                                    154,274                  163,992
Mortgage escrow deposits (Note 5)                                       2,960,432                2,870,482
Rental property, net (Notes 4 and 11)                                  31,561,956               32,305,181
                                                                      -----------              -----------

                                                                     $ 36,293,756             $ 37,147,348
                                                                      ===========              ===========

              LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses:
   Accounts payable (Note 9)                                         $    593,317             $    763,213
   Accrued real estate taxes                                              122,619                  125,523
   Due to management agent (NHPMC) (Note 9)                                31,119                   48,458
   Accrued interest on mortgage notes                                      11,652                   14,580
   Due to partners (Note 7)                                             1,677,390                1,586,491
   Accrued interest on partner loans                                    1,147,838                  991,787
                                                                      -----------              -----------

                                                                        3,583,935                3,530,052

Tenants' security deposits payable                                        498,850                  477,530
Deferred income                                                            39,757                   47,914
Deferred acquisition notes payable (Note 6)                            14,683,867               14,683,867
Accrued interest on deferred
  acquisition notes (Note 6)                                           16,743,488               15,363,234
Mortgage notes payable (Note 5)                                        17,314,114               17,892,400
Partners' deficit                                                     (16,570,255)             (14,847,649)
                                                                      -----------              -----------

                                                                     $ 36,293,756             $ 37,147,348
                                                                      ===========              ===========



                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS


                                                                          Year Ended December 31,
                                                      ----------------------------------------------------------------
                                                                   1996               1995          1994
                                                                   ----               ----          ----
REVENUES:
   Rental income (Note 3)                                    $  8,523,974         $8,589,996     $ 8,244,550
   Interest income                                                145,891            144,838          95,991
   Other income                                                   282,403            262,432         294,492
                                                              -----------          ---------      ----------

                                                                8,952,268          8,997,266       8,635,033
                                                              -----------          ---------      ----------

EXPENSES:
   Administrative expenses                                      1,014,031            971,059       1,020,348
   Operating and maintenance expenses                           3,361,064          3,268,140       3,496,289
   Management and other services from
     related party (Note 9)                                       625,232            583,446         568,801
   Salaries and related benefits to
     related party (Note 9)                                       786,391            739,044         703,878
   Depreciation and amortization                                1,364,217          1,262,745       1,240,869
   Taxes and insurance                                          1,072,391          1,002,198         988,774
   Financial expenses - primarily interest (Notes 5 and 7)        483,739            510,436         514,575
   Interest on acquisition notes (Note 6)                       1,378,755          1,379,901       1,379,286
   Other entity expenses                                           22,123            129,923          37,436
   Impairment loss on rental property (Note 11)                   450,000              -           2,500,000
   Annual partnership administrative
     fees to General Partner (Note 7)                              97,500             97,500          97,500
                                                              -----------          ---------      ----------

                                                               10,655,443          9,944,392      12,547,756
                                                              -----------          ---------      ----------

NET LOSS                                                     $ (1,703,175)        $ (947,126)    $(3,912,723)
                                                              ===========          =========      ==========




                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                 National
                                  Housing             The
                                Partnership        National            NHP              Other
                                Realty Fund         Housing        Investment          Limited
                                    III           Partnership      Partners I          Partner      Total
                             -----------------    -----------      ----------          -------      -----
Deficit at
  January 1, 1994              $ (8,538,820)     $(1,003,329)       $(389,326)          $(183)   $ (9,931,658)

   Distributions                    (24,527)            (259)          (1,168)            -           (25,954)

   Net loss                      (3,864,332)         (39,129)          (9,262)            -        (3,912,723)
                                -----------       ----------         --------           -----     -----------

Deficit at
  December 31, 1994             (12,427,679)      (1,042,717)        (399,756)           (183)    (13,870,335)

  Reclassification                   23,972          (23,972)            -                -               -

   Distributions                    (28,528)            (302)          (1,358)            -           (30,188)

   Net loss                        (936,943)          (6,366)          (3,817)            -          (947,126)
                                -----------       ----------         --------           -----     -----------

Deficit at
  December 31, 1995             (13,369,178)      (1,073,357)        (404,931)           (183)    (14,847,649)

   Distributions                    (18,362)            (195)            (874)            -           (19,431)

   Net loss                      (1,675,362)         (15,447)         (12,366)            -        (1,703,175)
                                -----------       ----------         --------           -----     -----------

Deficit at
  December 31, 1996            $(15,062,902)     $(1,088,999)       $(418,171)          $(183)   $(16,570,255)
                                ===========       ==========         ========           =====     ===========

Percentage interest
  at December 31, 1994,
  1995 and 1996                     (A)              (B)                (C)              (D)
                                ===========       ==========         ========           =====

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS


                                                                             Years Ended December 31,
                                                           -----------------------------------------------------------------
                                                                     1996                1995                 1994
                                                                     ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rental receipts                                               $ 8,313,360         $ 8,421,418         $ 8,120,041
   Interest receipts                                                 134,928             135,559              80,609
   Other receipts                                                    278,180             287,946             275,094
   Administrative expenses paid                                     (404,938)           (367,535)           (361,251)
   Administrative salaries paid                                     (430,085)           (405,924)           (401,627)
   Management fees paid                                             (747,666)           (749,700)           (731,656)
   Computer and accounting fees paid                                 (89,198)            (89,369)            (91,668)
   Utilities paid                                                 (1,336,837)         (1,262,837)         (1,386,611)
   Operating and maintenance expenses paid                        (1,925,757)         (1,659,768)         (1,935,297)
   Operating and maintenance payroll paid                           (846,797)           (775,432)           (755,468)
   Real estate taxes paid                                           (525,411)           (492,260)           (504,797)
   Payroll taxes paid                                               (113,728)           (108,668)           (107,656)
   Miscellaneous taxes paid                                          (10,949)            (18,306)            (22,243)
   Property insurance paid                                          (248,182)           (208,310)           (184,614)
   Miscellaneous insurance paid                                     (177,692)           (174,904)           (144,074)
   Interest on mortgage notes paid                                  (158,387)           (191,834)           (227,531)
   Interest on partner loans paid to General Partner                 (78,419)            (10,852)            (72,088)
   Mortgage insurance premium paid                                   (84,336)            (85,974)            (88,694)
   Miscellaneous financial expenses paid                                (300)               (747)             (1,095)
   Interest earned on entity funds                                     2,899               -                   -
   Payment of partnership administrative fee
     to General Partner                                              (37,317)           (145,013)           (107,889)
   Payment of other entity expense                                      (471)            (14,520)             (4,418)
                                                                  ----------          ----------          -----------

     Net cash provided by rental operating activities              1,512,897           2,082,970           1,347,067

   (Increase) decrease in tenants' security deposits
     held in trust fund                                              (35,423)             19,174                 313

   Increase (decrease) in tenants' security deposits payable          21,320             (22,517)             20,319
                                                                  ----------          ----------          ----------
     Net cash provided by operating activities                     1,498,794           2,079,627           1,367,699
                                                                  ----------          ----------          ----------




                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                               Years Ended December 31,
                                                             -------------------------------------------------------------
                                                                     1996                1995                 1994
                                                                     ----                ----                 ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                                          $   (985,968)        $(1,044,889)       $   (887,956)
   Payment of deferred costs                                           -                   -                  17,873
   Payments to mortgage escrow deposits                           (1,581,392)         (1,539,584)         (1,509,139)
   Disbursements from mortgage escrow deposits                     1,591,480           1,480,302           1,510,697
   Interest earned on mortgage escrow deposits                      (100,038)            (89,442)            (57,456)
   Decrease (increase) in receivable from mortgagee                  171,189            (208,443)             51,974
                                                                 -----------          ----------         -----------

     Net cash used in investing activities                          (904,729)         (1,402,056)           (874,007)
                                                                 -----------          ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of principal on mortgage notes                          (578,286)           (538,772)           (500,553)
   Distributions to partners                                         (19,431)            (30,188)            (25,954)
   Loans from partners                                                 6,165               5,549               8,038
   Repayment of loans from partners in lieu of distributions           -                  (2,392)               (405)
                                                                 -----------          ----------         -----------

   Net cash used in financing activities                            (591,552)           (565,803)           (518,874)
                                                                 -----------          ----------         -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     2,513             111,768             (25,182)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                            748,359             636,591             661,773
                                                                 -----------          ----------         -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $    750,872         $   748,359        $    636,591
                                                                 ===========          ==========         ===========



                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Continued)


                                                                       Years Ended December 31,
                                                            ---------------------------------------------------
                                                                 1996            1995              1994
                                                                 ----            ----              ----
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                  $(1,703,175)     $  (947,126)     $(3,912,723)
                                                              ----------       ----------       ----------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation and amortization                           1,364,217        1,262,745        1,240,869
       Impairment loss on rental property                        450,000            -            2,500,000
       Mortgagor entity expenses                               1,734,347        1,833,545        1,707,124
       (Increase) decrease in receivable from tenants, net        (6,328)           7,591           77,695
       Decrease (increase) in other receivable                       271               59              (16)
       (Increase) decrease in receivable from FHA subsidy         (1,296)          (2,933)          16,220
       Decrease (increase) in insurance proceeds receivable       65,422          (39,713)         (13,569)
       Increase in interest receivable                            (1,442)            (850)          (9,247)
       Decrease in prepaid taxes and insurance                       496           14,135           11,085
       (Decrease) increase in accounts payable                  (251,517)          88,207          (71,781)
       Decrease in accrued interest on mortgage note              (2,928)          (3,327)          (2,576)
       Decrease in accrued real estate taxes                      (2,904)            (563)             (71)
       (Decrease) increase in deferred income                     (8,157)          29,614            4,580
       (Decrease) increase in management fee payable             (10,801)           2,506           (6,653)
       Payment of interest on partner loans                      (78,419)         (10,852)         (72,088)
       Payment of partnership administrative fee to
         General Partner                                         (37,317)        (145,013)        (107,899)
       Payment of other entity expense                              (471)         (14,520)          (4,418)
       Interest earned on entity funds                             2,899            -                -
       Decrease (increase) in deferred costs                       -                9,465           (9,465)
       (Increase) decrease in tenants' security deposits
         held in trust fund                                      (35,423)          19,174              313
       Increase (decrease) in tenants' security deposits
         payable                                                  21,320          (22,517)          20,319
                                                              ----------       ----------       ----------

         Total adjustments                                     3,201,969        3,026,753        5,280,422
                                                              ----------       ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 1,498,794      $ 2,079,627      $ 1,367,699
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION, AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         National Housing Partnership Realty Fund III (the Partnership) is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owns and operates an existing rental housing project or has acquired limited partnership interests in partnerships which own and operate one or two existing rental housing projects. All such rental housing projects are financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). A substantial portion of each Local Limited Partnership revenue is received from the housing assistance agreements discussed in Note 3 below. On June 30, 1985, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

                                 (Continued)


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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                                     December 31,
                                                                        --------------------------------------
                                                                             1996                   1995
                                                                             ----                   ----
        Due from tenants                                                   $123,982               $ 94,965
        Due from mortgagee                                                   86,074                257,263
        Interest                                                             26,794                 25,352
        Insurance proceeds                                                    6,370                 71,792
        Other                                                                11,957                 11,155
                                                                            -------                -------

                                                                            255,177                460,527

        Less allowance for doubtful accounts                                (60,794)               (38,105)
                                                                            -------                -------

        Net accounts receivable                                            $194,383               $422,422
                                                                            =======                =======


3.      HOUSING ASSISTANCE AGREEMENTS

        The Federal Housing Administration (FHA) has contracted with eleven rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The terms of the agreements are five years with one or two five-year renewal options. The agreements expire at various dates through 1998. Ten Local Limited Partnerships have agreements in effect during 1996. The Local Limited Partnerships received a total of $1,985,238, $1,999,593 and $1,778,617 in the form of housing assistance payments during 1996, 1995 and 1994, respectively, which is included in "Rental income" on the combined statements of operations.

         The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units         Subsidized Units
                                                              Expiring as a            Expiring as a
                                       Number              Percentage of Total         Percentage of
                                       of Units             Subsidized Units            Total Units
                                       --------          ----------------------    ----------------------
                       1997               110                     18%                      6%
                       1998               493                     82%                     29%
                                          ---                    ---                      --

                      Total               603                    100%                     35%
                                          ===                    ===                      ==

         Of the contracts above expiring during 1997, for one Local Limited Partnership, Galion East, has contracts for 60 units that expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


         One Local Limited Partnership, Brunswick Village Limited Partnership, has a contract covering the remaining 50 units that expire in October, 1997. It is uncertain whether this agreement as well as agreements expiring within 1998 will be renewed, and if so, on what terms.

         For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

         Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

4.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                                     December 31,
                                                                -----------------------------------------------------
                                                                              1996                    1995
                                                                              ----                    ----
        Land                                                            $  2,992,600             $  2,992,600
        Building and improvements                                         36,409,389               36,808,530
        Furniture and equipment                                            6,258,454                5,248,039
                                                                         -----------              -----------

                                                                          45,660,443               45,049,169
        Less accumulated depreciation                                    (14,098,487)             (12,743,988)
                                                                         -----------              -----------

        Net rental property                                             $ 31,561,956             $ 32,305,181
                                                                         ===========              ===========


5.       MORTGAGE NOTES PAYABLE

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

                                 (Continued)


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

         Approximate maturities of mortgage notes payable for the next five years are as follows:

                                               1997               $   622,000
                                               1998                   669,000
                                               1999                   720,000
                                               2000                   775,000
                                               2001                   834,000
                                         Thereafter                13,694,000
                                                                   ----------

                                                                  $17,314,000
                                                                   ==========

6.       DEFERRED ACQUISITION NOTES PAYABLE

         The deferred acquisition notes bear simple interest at rates of 9% or 10% per annum. These notes are nonrecourse and are collateralized by partnership interests in all of the Local Limited Partnerships. Principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or maturity dates ranging in 1999, except for the two Meadowood Local Limited Parnerships notes discussed below. The notes may be extended for periods ranging from three to five years. The notes may be prepaid in whole or in part at any time without penalty.

         On May 2, 1996, the two Meadowood Local Limited Partnerships entered into Agreements of Sale with Community Preservation and Development Corporation, pursuant to the terms of the Low Income Housing Preservation and Homeownership Act of 1990 ("LIHPRHA") to sell each of the Local Partnerships. The purchase price is to be based on the project's Transfer Preservation Value, as approved by HUD. Settlement is pending Congressional appropriation of LIHPRHA funds to HUD.

         In connection with the sale, a Forebearance Agreement has been executed, which extends the maturity date of the deferred acquisition notes in the amount of $10,909,799 including accrued interest at December 31, 1996, made by the two Meadowood Local Limited Partnerships. Under the terms of this agreement, the initial period of forebearance shall expire on April 30, 1997. A further extension of forebearance will be granted until December 31, 1997, for closing if funding for such closing has been approved by HUD. If such funding has not been approved by April 30, 1997, a further extension of forebearance until January 2, 1998, will be granted to permit the Limited Partner to submit an alternative plan to the note holders, and to negotiate and close such plan. There can be no assurance that the efforts will be successful.

         In consideration for the initial period of extension of forebearance, the two Local Limited Partnerships shall pay solely from their share of the net proceeds received at closing, an extension fee of 1% of the aggregate amount of principal due on the notes. The Local Limited Partnerships shall have no liability for the extension fee if closing does not occur. Upon expiration of the forebearance period with extensions, the two Local Limited Partnerships shall cause

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


title to their interest in the Local Limited Partnerships to be conveyed to the note holders. The financial statements do not include any adjustments which might result from this uncertainty.

7.       PAYABLES DUE PARTNERS

         The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, The National Housing Partnership (NHP), of $97,500 during 1996, 1995 and 1994, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1996, 1995 and 1994, the Local Limited Partnerships paid $37,317, $145,013 and $107,889 for such fees, respectively. The balances owed to NHP for these fees were $437,628 and $377,445 at December 31, 1996 and 1995, respectively.

         During 1996 and 1995, NHP advanced $30,715 and $120,952 to seven and ten of the Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1995 and 1994, loans of $2,392 and $1,800, respectively, were repaid by four and one Local Limited Partnerships. The balance owed to NHP by Local Limited Partnerships at December 31, 1996 and 1995, was $705,482 and $674,767, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

         During 1994, the Partnership paid expenses of $10,641 on behalf of four Local Limited Partnerships. At December 31, 1996 and 1995, the amount owed the Partnership totaled $534,280.

         During 1996, 1995 and 1994, respectively, accrued interest on advances from NHP of $234,470, $226,220 and $164,669 was recorded, and $78,419, $10,852 and $72,088 of interest relating to prior years was repaid to NHP.

         All advances and accumulated interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

8.       FEDERAL AND STATE INCOME TAXES

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

                                 (Continued)


interest is computed using a simple interest rate. Other differences result from the allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

         A reconciliation follows:


                                                                        Years Ended December 31,
                                                           ----------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
  Net loss per financial statements                          $(1,703,175)       $(947,126)     $(3,912,723)

  Depreciation and amortization                               (1,046,233)      (1,073,733)      (1,043,012)
  Interest on acquisition notes payable                         (164,793)        (138,644)         (67,500)
  Impairment loss on rental property                             450,000            -            2,500,000
  Accrued interest on partner loans                              154,171          212,738           16,166
  Other                                                          (30,467)         149,356          257,263
                                                              ----------       ----------       ----------

  Loss per tax returns                                       $(2,340,497)     $(1,797,409)     $(2,249,806)
                                                              ==========       ==========       ==========


9.       RELATED PARTY TRANSACTIONS

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

         An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by four of the Local Limited Partnerships under agreements which, subject to certain conditions, extend to the year 2020. NHPMC and other affiliates of NCHP earned $625,232, $583,446 and $568,801 for management fees and other services provided to the Local Limited Partnerships during 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $31,119 and $48,458, respectively.

         Prior to 1996, personnel working at the project sites which are managed by NHPMC were NCHP employees and, therefore, the projects reimbursed NCHP for the actual salaries and related benefits. Beginning January 1, 1996, project employees became employees of NHP Incorporated. Total reimbursements earned for salaries and benefits for the years ended December 31, 1996, 1995 and 1994, were approximately $786,000, $739,000 and $704,000, respectively. At December 31, 1996 and 1995 account payable included $2,309 and $1,627 due to NHP Incorporated and NCHP, respectively.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


10.      FUTURE OPERATIONS AND CASH FLOWS

         The two Meadowood Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships successful efforts to complete the LIHPRHA sale described in Note 6, or for the Local Limited Partnerships to repay the principal and accrued interest on the deferred acquisition notes, or to negotiate further amendments of the terms of the notes and the related sale and forebearance documents. The Local Limited Partnerships have, for the past several years, generated losses which have been funded through loans from the partners. The Local Limited Partnerships have minimal cash and are generating negative cash flows. The partners are under no obligation to provide such funding in the future.

         The two Meadowood Local Limited Partnerships continued existence as a going concern is dependent upon maintaining positive cash flows from operations or obtaining additional capital from partners by borrowing additional funds. NHP intends to manage the Local Limited Partnerships prudently so as to produce positive cash flows from their operations, thus allowing for adequate cash distributions.

         Should the two Meadowood Local Limited Partnerships cease to exist as a going concern, there could be significant tax consequences to the partners in the Partnership.

         The total assets, deficit, revenues, and net loss of Meadowoods Townhouses I and III represent 12%, 40%, 3% and 21%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1996 and for the year then ended.

11.      IMPAIRMENT LOSS

         In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ended December 31, 1996, required an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

         Galion Limited Partnership recognized an impairment loss on its rental property in the amount of $450,000. Because the Local Limited Partnership's deferred acquisition note is due December 20, 1999, the Local Limited Partnership estimated net cash flow only for the period January 1, 1997 to December 20, 1999. As a result of this limited holding period, the estimated net cash flow is less than the carrying amount at December 31, 1996. The Local Limited Partnership has used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

         Prior to 1996 and the Statement, generally accepted accounting principles (GAAP) required that the Local Limited Partnerships evaluate whether it is probable that the estimated undiscounted future cash flows of each of its properties, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) was less than the net carrying value of the property. If such a shortfall existed, and was material and deemed to be other than temporary in nature, then a write-down equal to the shortfall was warranted. The Local Limited Partnerships performed

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


such evaluations on an ongoing basis. During 1994, using a methodology consistent with GAAP, one of the Local Limited Partnerships determined that the book value of the rental property exceeded the rental property's estimated net realizable value. As required by GAAP, the Local Limited Partnership recorded an adjustment of $2,500,000 to reduce the carrying value of the rental property to its estimated net realizable value for the year ended December 31, 1994.

         Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1996. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

12.      NON-CASH INVESTING ACTIVITY

         During 1996 and 1995, five and six of the Local Limited Partnerships incurred costs of $145,744 and $72,257, respectively, for additions to rental property which are included in accounts payable.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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