Form 10-Q
period 1997-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1997-05-12
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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



                         8065 LEESBURG PIKE, SUITE 400
                             VIENNA, VIRGINIA 22182
                    (Address of principal executive offices)
                                   (Zip Code)


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

Yes   X         No
    ----------     ---------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                                            March 31,
                                                                               1997              December 31,
                                                                           (Unaudited)               1996
                                                                           -----------           ------------
                              ASSETS
                              ------

Cash and cash equivalents                                                   $ 140,715             $ 140,782
Investments in and advances to Local Limited Partnerships (Note 2)              -                     -
                                                                            ---------             ---------

                                                                            $ 140,715             $ 140,782
                                                                            =========             =========

                 LIABILITIES AND PARTNERS' DEFICIT
                 ---------------------------------

Liabilities:
   Administrative and reporting fee payable to General Partner (Note 3)     $ 555,299             $ 533,737
   Accrued expenses                                                            51,095                39,095
                                                                            ---------             ---------

                                                                              606,394               572,832
                                                                            ---------             ---------

Partners' deficit:
   General Partner -- The National Housing Partnership (NHP)                  (99,906)              (99,570)
   Original Limited Partner -- 1133 Fifteenth Street Three Associates        (104,806)             (104,470)
   Other Limited Partners -- 11,500 investment units                         (260,967)             (228,010)
                                                                            ---------             ---------

                                                                             (465,679)             (432,050)
                                                                            ---------              --------

                                                                            $ 140,715             $ 140,782
                                                                            =========             =========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                       Three Months Ended March 31,
                                                                  --------------------------------------
                                                                      1997                      1996
                                                                  ------------              ------------
         REVENUES:
            Interest income                                        $   1,272                 $   3,878
                                                                   ---------                 ---------

         COSTS AND EXPENSES:
            Administrative and reporting fees to
              General Partner (Note 3)                                21,562                    21,562
            Other operating expenses                                  13,339                    11,700
                                                                   ---------                 ---------

                                                                      34,901                    33,262
                                                                   ---------                 ---------

         NET LOSS                                                  $ (33,629)                $ (29,384)
                                                                   =========                 =========

         NET LOSS ASSIGNABLE TO LIMITED PARTNERS                   $ (32,957)                $ (28,796)
                                                                   =========                 =========

         NET LOSS PER LIMITED PARTNERSHIP
           INTEREST                                                $      (3)                $     (3)
                                                                   =========                 ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                  (UNAUDITED)



                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership      Street Three       Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----
Deficit at January 1, 1997                $(99,570)       $(104,470)       $(228,010)       $(432,050)

Net loss -- three months ended
  March 31, 1997                              (336)            (336)         (32,957)         (33,629)
                                          --------        ---------        ---------        ---------

Deficit at March 31, 1997                 $(99,906)       $(104,806)       $(260,967)       $(465,679)
                                          ========        =========        =========        =========

Percentage interest at March 31, 1997            1%               1%              98%             100%
                                          ========        =========        =========        =========
                                               (A)              (B)              (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 11,500 investment units of 0.008522% held by 921 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                     Three Months Ended March 31,
                                                                  ----------------------------------
                                                                     1997                    1996
                                                                  ---------               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $   1,272               $    3,878
   Operating expenses paid                                           (1,339)                  (1,700)
                                                                  ---------               ----------

   Net cash (used in) provided by operating activities                 (67)                    2,178
                                                                  --------                ----------

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                            140,782                  164,374
                                                                  ---------               ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 140,715               $  166,552
                                                                  =========               ==========

RECONCILIATION OF NET LOSS TO NET CASH
  (USED IN) PROVIDED BYOPERATING ACTIVITIES:
    Net loss                                                      $ (33,629)              $  (29,384)
                                                                  ---------               ----------
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Increase in administrative and reporting fees
           payable                                                   21,562                   21,562
         Increase in other accrued expenses                          12,000                   10,000
                                                                  ---------               ----------

         Total adjustments                                           33,562                   31,562
                                                                  ---------               ----------

    Net cash (used in) provided by operating activities           $     (67)              $    2,178
                                                                  =========               ==========





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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund III's Annual Report filed in Form 10-K for the year ended December 31, 1996.

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

         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of March 31, 1997 and December 31, 1996, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $315,210 and $266,960 of losses from these twelve Local Limited Partnerships during the three months ended March 31, 1997 and 1996, respectively. As of March 31, 1997 and December 31, 1996, the Partnership has not recognized a total of $14,596,561 and $14,281,351, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at March 31, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of March 31, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

         The following are combined statements of operations for the three months ended March 31, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS


                                                                       Three Months Ended March 31,
                                                                   -----------------------------------
                                                                      1997                     1996
                                                                   ----------               ----------
         Rental income                                             $2,165,933               $2,133,808
         Other income                                                  84,988                   88,580
                                                                   ----------               ----------

             Total income                                           2,250,921                2,222,388
                                                                   ----------               ----------

         Operating expenses                                         1,449,050                1,430,683
         Interest, taxes and insurance                                776,729                  735,211
         Depreciation                                                 346,469                  328,497
                                                                   ----------               ----------

             Total expenses                                         2,572,248                2,494,391
                                                                   ----------               ----------

         Net loss                                                  $ (321,327)              $ (272,003)
                                                                   ==========               ==========

         National Housing Partnership Realty Fund III
           share of losses                                         $ (315,210)              $ (266,960)
                                                                   ==========               ==========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,562 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during each of the respective periods. The amount of fees due the General Partner by the Partnership was $555,299 and $533,737 at March 31, 1997 and December 31, 1996, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)




The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which many affiliated properties receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but utilize varying approaches to achieve that goal. Congress is currently also considering various proposals for the renewal of Section 8 contracts that will expire during the federal fiscal year 1998 (October 1997 through September 1998). While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the three months ended March 31, 1997 was $67 as compared to net cash provided by operations of $2,178 for the three months ended March 31, 1996. The increase in cash used in operations resulted from a decrease in interest income received during the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of March 31, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1997, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1997 and 1996. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $140,715 at March 31, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1997, is dependent upon the future receipt of distributions from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $555,299 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year is insufficient to meet existing program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Brunswick Village and Meadowood I, II and III all received approval to be sold under the program within the requisite time frame; however, none have been allocated funds under the 1997 fiscal year appropriation, which is required so that these transactions can close. It is uncertain at this point whether LIHPRHA will receive future appropriations from Congress sufficient to allow the sales of Brunswick Village and Meadowood I, II and III to close. In the event that the LIHPRHA sales do not close, the General Partner will investigate other sale or refinancing opportunities for these properties, but there can be no assurance that these efforts will be successful. If unsuccessful, this could have a substantially negative impact on the Partnership's future available capital resources.

All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes related to Meadowood Townhouses I and III reached final maturity in April 1996. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

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

In connection with the sale, a Forebearance Agreement has been executed which extends the maturity date of the deferred acquisition notes made by the Local Limited Partner. Under the terms of this agreement, the initial period of forebearance expires on April 30, 1997. A further extension of forebearance will be granted until December 31, 1997 if funding for such closing has been approved by HUD. If such funding has not been approved by April 30, 1997, a further extension of forebearance until January 2, 1998, will be granted to permit the Local Limited Partnerships to submit an alternative plan to the note holders, and to negotiate and close such plan. In consideration for the initial period of extension of forebearance, the Local Limited Partnerships shall pay solely from their share of the net sale proceeds received at closing, an extension fee equal to 1% of the aggregate amount of principal due on the notes. The Local Limited Partnerships shall have no liability for the extension fee if closing of the sales does not occur. Upon expiration of the forebearance period with extensions, the Local Limited Partnerships shall cause title to the Local Limited Partnerships' interest in the Local Limited Partnerships to be conveyed to the note holders.

In the absence of a LIHPRHA sale, the Partnership's continued ownership in Meadowood Townhouses I and III Local Limited Partnerships is dependent on their successful efforts to negotiate further amendments of the terms of the note and the related sale and forebearance agreements. If title to the Local Limited Partnership interest is conveyed to the note holder, the Partnership will not receive any future benefits from the underlying Properties, and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

The Partnership's net loss increased to $33,629 for the three months ended March 31, 1997 from a net loss of $29,384 for the three months ended March 31, 1996. Net loss per unit of limited partnership interest was $3 for the 11,500 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in interest income. The Partnership did not recognize $315,210 of its allocated share of losses from the twelve Local Limited Partnerships for the three months ended March 31, 1997, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $48,250 between periods, primarily due to an increase in operating expenses, interest, taxes and insurance, partially offset by an increase in rental income.

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



                         NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                         --------------------------------------------
                         (Registrant)


                         By:     The National Housing Partnership,
                                 its sole General Partner


                         By:     National Corporation for Housing
                                 Partnerships, its sole General Partner



May 12, 1997             By:                         /s/
------------                     ----------------------------------------------
                                 Jeffrey J. Ochs
                                 As Vice President and Chief Accounting Officer