Form 10-Q
period 1997-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1997-08-13
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Yes   X         No
   ---------       --------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                                                     June 30,
                                                                                       1997              December 31,
                                                                                    (Unaudited)              1996
                                                                                    -----------          -----------
                                                              ASSETS
                                                              ------
Cash and cash equivalents                                                             $ 115,025           $ 140,782
Investments in and advances to Local Limited Partnerships (Note 2)                        -                   -
                                                                                      ---------           ---------

                                                                                      $ 115,025           $ 140,782
                                                                                      =========           =========

                                                LIABILITIES AND PARTNERS' DEFICIT
                                                ---------------------------------
Liabilities:
    Administrative and reporting fee payable to General Partner (Note 3)              $ 576,861           $ 533,737
    Accrued expenses                                                                     19,500              39,095
                                                                                      ---------           ---------

                                                                                        596,361             572,832
                                                                                      ---------           ---------
Partners' deficit:
    General Partner -- The National Housing Partnership (NHP)                          (100,063)            (99,570)
    Original Limited Partner -- 1133 Fifteenth Street Three Associates                 (104,963)           (104,470)
    Other Limited Partners -- 11,500 investment units                                  (276,310)           (228,010)
                                                                                      --------            ---------

                                                                                       (481,336)           (432,050)
                                                                                      ---------           ---------

                                                                                      $ 115,025           $ 140,782
                                                                                      =========           =========

                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                   -----------------------      --------------------
                                                       1997         1996           1997        1996
                                                   ----------     --------      ---------   --------
  REVENUES:
     Distributions and repayments
       received in excess of investment
       in and advances to Local Limited
       Partnerships                                $   15,698     $ 18,362      $  15,698   $ 18,362
     Interest income                                    1,428        2,183          2,700      6,061
                                                   ----------     --------      ---------   --------

                                                       17,126       20,545         18,398     24,423
                                                   ----------     --------      ---------   --------
  COSTS AND EXPENSES:
     Administrative and reporting fees to
       General Partner (Note 3)                        21,562       21,562         43,124     43,124
     Other operating expenses                          11,221       11,251         24,560     22,951
                                                   ----------     --------      ---------   --------

                                                       32,783       32,813         67,684     66,075
                                                   ----------     --------      ---------   --------

  NET LOSS                                         $  (15,657)    $(12,268)     $ (49,286)  $(41,652)
                                                   ==========     ========      =========   ========
  NET LOSS ASSIGNABLE TO
    LIMITED PARTNERS                               $  (15,343)    $(12,022)     $ (48,300)  $(40,818)
                                                   ==========     ========      =========   ========
  NET LOSS PER LIMITED
    PARTNERSHIP INTEREST                           $       (1)    $     (1)     $      (4)  $     (4)
                                                   ==========     ========      =========   ========


                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                  (UNAUDITED)



                                        The National         1133
                                          Housing         Fifteenth          Other
                                        Partnership      Street Three       Limited
                                           (NHP)          Associates        Partners             Total
                                        -----------       ----------        --------             -----
Deficit at January 1, 1997               $ (99,570)       $(104,470)       $(228,010)          $(432,050)

Net loss -- six months ended
  June 30, 1997                               (493)            (493)         (48,300)            (49,286)
                                         ---------        ---------        ---------           ---------

Deficit at June 30, 1997                 $(100,063)       $(104,963)       $(276,310)          $(481,336)
                                         =========        =========        =========           =========

Percentage interest at June 30, 1997             1%               1%              98%                100%
                                         =========        =========        =========           =========
                                                (A)              (B)              (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 11,500 investment units of 0.008522% held by 921 investors



                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                    1997               1996
                                                                  ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received in excess of investment in
     Local Limited Partnerships                                   $  15,698          $ 18,362
   Interest received                                                  2,700             6,061
   Operating expenses paid                                          (44,155)          (42,661)
                                                                  ---------          --------

   Net cash used in operating activities                            (25,757)          (18,238)
                                                                  ---------          --------
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                            140,782           164,374
                                                                  ---------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 115,025          $146,136
                                                                  =========          ========
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net loss                                                      $ (49,286)         $(41,652)
                                                                  ---------          --------
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Increase in administrative and reporting fees
           payable                                                   43,124            43,124
         Increase in other accrued expenses                         (19,595)          (19,710)
                                                                  ---------          --------

         Total adjustments                                           23,529            23,414
                                                                  ---------          --------

    Net cash used in operating activities                         $ (25,757)         $(18,238)
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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (the "NHP Partnership"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP Partnership. The NHP Partnership is the general partner of National Housing Partnership Realty Fund III (a Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of June 30, 1997 and December 31, 1996, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $662,004 and $631,426 of losses from these twelve Local Limited Partnerships during the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $14,943,355 and $14,281,351, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at June 30, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of June 30, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

         The following are combined statements of operations for the three and six months ended June 30, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS




                       COMBINED STATEMENTS OF OPERATIONS


                                             Three Months Ended                   Six Months Ended
                                                  June 30,                            June 30,
                                         ---------------------------       ------------------------------
                                             1997            1996             1997               1996
                                         ----------      -----------       ----------       -------------
Rental income                            $2,153,127       $2,106,679       $4,319,060          $4,240,487
Other income                                 98,334           78,498          183,322             167,078
                                         ----------       ----------       ----------          ----------

   Total income                           2,251,461        2,185,177        4,502,382           4,407,565
                                         ----------       ----------       ----------          ----------

Operating expenses                        1,544,577        1,484,895        2,993,627           2,915,578
Interest, taxes and insurance               715,864          743,446        1,492,593           1,478,657
Depreciation                                343,987          328,492          690,456             656,989
                                         ----------       ----------       ----------          ----------

   Total expenses                         2,604,428        2,556,833        5,176,676           5,051,224
                                         ----------       ----------       ----------          ----------

Net loss                                 $ (352,967)      $ (371,656)      $ (674,294)         $ (643,659)
                                         ==========       ==========       ==========          ==========

National Housing Partnership
  Realty Fund III share of losses        $ (346,794)      $ (364,466)      $ (662,004)         $ (631,426)
                                         ==========       ==========       ==========          ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,124 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during each of the respective periods. The amount of fees due the General Partner by the Partnership was $576,861 and $533,737 at June 30, 1997 and December 31, 1996, respectively.

         The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)      SUBSEQUENT EVENTS

         On May 2, 1996, Meadowood Townhouses I Local Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Townhouses I and II pursuant to the terms of Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). The purchase price is based on the properties' Transfer Preservation Value, as approved by the United States Department of Housing and Urban Development ("HUD"). During the six months ended June 30, 1997, funding was approved for the sale of Meadowood Townhouses I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,388, comprised of $1,558,253 for Meadowoods Townhouses I and $1,778,135 for Meadowood Townhouses II. The holders of the deferred acquisition notes were repaid from a portion of the LIHPRHA grant money at an agreed upon discounted amount.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS




         The mortgage notes were assumed by the purchaser. The Partnership expects to receive net proceeds from the sale of approximately $675,000. The transaction will be recorded in the financial statements in the quarter ending September 30, 1997.

         In addition, during the six months ended June 30, 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $2,241,667, which is $375,000 above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the deferred acquisition note and accrued interest totalling $3,505,225 due to the noteholders. Final settlement occurred on July 31, 1997. The Partnership expects to receive net proceeds from the sale of approximately $350,000. The transaction will be recorded in the financial statements in the quarter ending September 30, 1997.

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

For the past several years, various proposals have been advanced by HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 603 units, 35 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. Three such proposals are now pending before Congress. These proposals generally seek to lower subsidized rents to market levels, thereby reducing rent subsidies, and to lower required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's Housing Assistance Payments Contract ("HAP Contract"), with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for that geographical area. Congress has not yet accepted any of these restructuring proposals. With respect to HAP Contracts expiring on or before September 30, 1997, Congress has elected to renew expiring HAP Contracts for one year terms, generally at existing rents. Congress is now considering what action to take with respect to HAP Contracts expiring October 1, 1997 through September 30, 1998. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



Net cash used in operations for the six months ended June 30, 1997 was $25,757 as compared to net cash used in operations of $18,238 for the six months ended June 30, 1996. The increase in cash used in operations resulted from a decrease in interest income received and a decrease in distributions received in excess of investment in Local Limited Partnerships during the six months ended June 30, 1997, compared to the six months ended June 30, 1996.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $538,469 as of June 30, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1997, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. During the six months ended June 30, 1997 and 1996, cash distributions of $15,698 and $18,362, respectively, were received from two Local Limited Partnerships. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $115,025 at June 30, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1997, is dependent upon the future receipt of distributions from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $576,861 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

National Corporation for Housing Partnerships was a significant participant in the drafting and passage of LIHPRHA. LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year is insufficient to meet existing program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Brunswick Village and Meadowood I, II and III all received approval to be sold under the program within the requisite time frame. During the six months ended June 30, 1997, funds were allocated for the sale of Meadowoods I and II and on July 15, 1997, final settlement occurred, as further discussed below. However, funds have not been allocated for the sale of Brunswick Village and Meadowoods III, which is required so that these transactions can close. It is uncertain at this point whether LIHPRHA will receive future appropriations from Congress sufficient to allow the sales of Brunswick Village and Meadowood III to close. In the event that the LIHPRHA sales do not close, the General Partner will investigate other sale or refinancing opportunities for these

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



properties, but there can be no assurance that these efforts will be successful. If unsuccessful, this could have a substantially negative impact on the Partnership's future available capital resources.

All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes related to Meadowood Townhouses I and III reached final maturity in April 1996 and April 1997, respectively. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

On May 2, 1996, Meadowood Townhouses I Local Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Townhouses I and II pursuant to the terms of Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). The purchase price is based on the properties' Transfer Preservation Value, as approved by HUD. During the six months ended June 30, 1997, funding was approved for the sale of Meadowood Townhouses I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,388, comprised of $1,558,253 for Meadowoods Townhouses I and $1,778,135 for Meadowood Townhouses II. The holders of the deferred acquisition notes were repaid from a portion of the LIHPRHA grant money at an agreed upon discounted amount. The mortgage notes were assumed by the purchaser. The Partnership expects to receive net proceeds from the sale of approximately $675,000. The transaction will be recorded in the financial statements in the quarter ending September 30, 1997.

In connection with the sale, a Forebearance Agreement had been executed which extended the maturity date of the deferred acquisition notes made by the Local Limited Partner. Under the terms of this agreement, the initial period of forebearance expired on April 30, 1997. A further extension of forebearance would be granted until December 31, 1997 if funding for such closing had been approved by HUD. Funding for the sale of Meadowood Townhouses III was not approved by April 30, 1997, and an extension of forebearance until January 2, 1998, was granted to permit the Local Limited Partnership to submit an alternative plan to the note holders, and to negotiate and close such plan. In consideration for the initial period of extension of forebearance, the Local Limited Partnership shall pay solely from their share of the net sale proceeds received at closing, an extension fee equal to 1% of the aggregate amount of principal due on the notes. The Local Limited Partnership shall have no liability for the extension fee if closing of the sales does not occur. Upon expiration of the forebearance period with extensions, the Local Limited Partnership shall cause title to the Local Limited Partnership's interest in the Local Limited Partnership to be conveyed to the note holders.

In the absence of a LIHPRHA sale, the Partnership's continued ownership in Meadowood Townhouses III Local Limited Partnerships is dependent on their successful efforts to negotiate further amendments of the terms of the note and the related sale and forebearance agreements. If title to the Local Limited Partnership interest is conveyed to the note holder, the Partnership will not receive any future benefits from the underlying Properties, and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the six months ended June 30, 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $2,241,667, which is $375,000 above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc.,

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



assumed the deferred acquisition note and accrued interest totalling $3,505,225 from the noteholders. Final settlement occurred on July 31, 1997. The Partnership expects to receive net proceeds from the sale of approximately $350,000. The transaction will be recorded in the financial statements in the quarter ending September 30, 1997. The sale may generate taxable income to the Partnership's investors possibly without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

The Partnership's net loss increased to $49,286 for the six months ended June 30, 1997 from a net loss of $41,652 for the six months ended June 30, 1996. Net loss per unit of limited partnership interest was $4 for the 11,500 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in interest income and a decrease in distributions received in excess of investment in Local Limited Partnerships. The Partnership did not recognize $662,004 of its allocated share of losses from the twelve Local Limited Partnerships for the six months ended June 30, 1997, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $30,578 between periods, primarily due to an increase in operating expenses, partially offset by an increase in rental income.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

DISPOSITION OF RENTAL PROPERTIES

On May 2, 1996, Meadowood Townhouses I Local Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Townhouses I and II pursuant to the terms of LIHPRHA. The purchase price is based on the properties' Transfer Preservation Value, as approved by HUD. During the six months ended June 30, 1997, funding was approved for the sale of Meadowood Townhouses I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,388, comprised of $1,558,253 for Meadowoods Townhouses I and $1,778,135 for Meadowood Townhouses II. The holders of the deferred acquisition notes were repaid from a portion of the LIHPRHA grant money at an agreed upon discounted amount. The mortgage notes were assumed by the purchaser. The Partnership expects to receive net proceeds from the sale of approximately $675,000. The transaction will be recorded in the financial statements in the quarter ending September 30, 1997.

In addition, during the six months ended June 30, 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



was $2,241,667, which is $375,000 above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the deferred acquisition note and accrued interest totalling $3,505,225 from the noteholders. Final settlement occurred on July 31, 1997. The Partnership expects to receive net proceeds from the sale of approximately $350,000. The transaction will be recorded in the financial statements in the quarter ending September 30, 1997.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit No.

                 2.1 Real Estate Agreement, dated as of May 22, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners Two LLC (Exhibit 2.1 to the Partnership's report on Form 8-K, dated June 3, 1997, is incorporated herein by reference).

         (b)     Report on Form 8-K

                 The Partnership filed a report on Form 8-K, dated June 3, 1997, filed with the commission on June 17, 1997, reporting events under Item 1, Changes in Control of the Registrant. The Partnership reported that on June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (the "NHP Partnership"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP Partnership. The NHP Partnership is the general partner of National Housing Partnership Realty Fund III (a Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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



                              NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                              --------------------------------------------
                              (Registrant)


                              By:     The National Housing Partnership,
                                      its sole General Partner


                              By:     National Corporation for Housing
                                      Partnerships, its sole General Partner



August 12, 1997               By:                    /s/
---------------                   ----------------------------------------------
                                  Jeffrey J. Ochs
                                  As Vice President and Chief Accounting Officer