Form 10-Q
period 1997-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1997-11-13
CIK 769028

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                             September 30,
                                                                                 1997          December 31,
                                                                              (Unaudited)          1996
                                                                                --------        ---------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                       $548,909        $ 140,782
Prepaid expenses (Note 3)                                                         21,562              -
Investments in and advances to Local Limited Partnerships (Note 2)                   -                -
                                                                                --------        ---------

                                                                                $570,471        $ 140,782
                                                                                ========        =========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------

Liabilities:
     Administrative and reporting fee payable to General Partner (Note 3)       $    -          $ 533,737
     Accrued expenses                                                             28,500           39,095
                                                                                --------        ---------

                                                                                  28,500          572,832
                                                                                --------        ---------

Partners' equity (deficit):
     General Partner -- The National Housing Partnership (NHP)                   (89,830)         (99,570)
     Original Limited Partner -- 1133 Fifteenth Street Three Associates          (94,730)        (104,470)
     Other Limited Partners -- 11,500 investment units                           726,531         (228,010)
                                                                                --------        ---------

                                                                                 541,971         (432,050)
                                                                                --------        ---------

                                                                                $570,471        $ 140,782
                                                                                ========        =========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                           --------------------------       ------------------------
                                                              1997             1996            1997           1996
                                                           ----------       ---------       ----------      --------

REVENUES:
    Share of income from Local Limited Partnership         $  357,860       $     -           $357,860      $    -
    Distributions and repayments received in excess
      of investment in Local Limited Partnerships              16,310             -             32,008        18,362
    Interest income                                             6,642           1,567            9,342         7,628
                                                           ----------       ---------         --------      --------

                                                              380,812           1,567          399,210        25,990
                                                           ----------       ---------         --------      --------

COSTS AND EXPENSES:
    Administrative and reporting fees to
      General Partner (Note 3)                                 21,562          21,562           64,686        64,686
    Other operating expenses                                   13,069          13,448           37,629        36,399
                                                           ----------       ---------         --------      --------

                                                               34,631          35,010          102,315       101,085
                                                           ----------       ---------         --------      --------

NET PROFIT (LOSS) BEFORE
   EXTRAORDINARY ITEM                                         346,181         (33,443)         296,895       (75,095)

EXTRAORDINARY ITEM - SHARE FROM
    LOCAL LIMITED PARTNERSHIP OF
    GAIN ON EXTINGUISHMENT OF DEBT                            677,126             -            677,126          -
                                                           ----------       ---------         --------      --------

NET PROFIT (LOSS)                                          $1,023,307       $ (33,443)        $974,021      $(75,095)
                                                           ==========       =========         ========      ========

NET PROFIT (LOSS) BEFORE EXTRAORDINARY
   ITEM ASSIGNABLE TO LIMITED PARTNERS                     $  339,257       $ (32,775)        $290,957      $(73,593)

EXTRAORDINARY ITEM - GAIN FROM LOCAL
   LIMITED PARTNERSHIP ON EXTINGUISHMENT
   OF DEBT ASSIGNABLE TO LIMITED PARTNERS                     663,584             -            663,584           -
                                                           ----------       ---------         --------      --------

NET PROFIT (LOSS) ASSIGNABLE TO
   LIMITED PARTNERS                                        $1,002,841       $ (32,775)        $954,541      $(73,593)
                                                           ==========       =========         ========      ========

NET PROFIT (LOSS) BEFORE EXTRAORDINARY
   ITEM PER LIMITED PARTNERSHIP INTEREST                   $       29       $     (3)         $     25      $     (6)

EXTRAORDINARY ITEM - GAIN FROM LOCAL
   LIMITED PARTNERSHIP ON EXTINGUISHMENT
   DEBT PER LIMITED PARTNERSHIP INTEREST                           58             -                 58         -
                                                           ----------       ---------         --------      --------

NET PROFIT (LOSS) PER LIMITED
   PARTNERSHIP INTEREST                                    $       87       $      (3)        $     83      $     (6)
                                                           ==========       =========         ========      ========


                     See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                     STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                   (UNAUDITED)



                                           The National        1133
                                              Housing        Fifteenth     Other
                                            Partnership    Street Three   Limited
                                               (NHP)        Associates    Partners       Total
                                             --------       ---------     ---------     --------
Deficit at January 1, 1997                   $(99,570)      $(104,470)    $(228,010)   $(432,050)

Net profit -- nine months ended
   September 30, 1997                           9,740           9,740       954,541      974,021
                                             --------       ---------     ---------     --------

Equity (deficit) at September 30, 1997       $(89,830)      $ (94,730)    $ 726,531     $541,971
                                             ========       =========     =========     ========

Percentage interest at September 30, 1997           1%              1%           98%         100%
                                             ========       =========     =========     ========
                                                   (A)             (B)           (C)

(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,500 investment units of 0.008522% held by 921 investors



                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                      1997           1996
                                                                  ----------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Distributions from Local Limited Partnerships                $1,034,986       $    -
     Distributions received in excess of investment in
       Local Limited Partnerships                                     15,698         18,362
     Payment of administrative and reporting fees to
       General Partner                                              (619,985)           -
     Interest received                                                 9,342          7,628
     Operating expenses paid                                         (48,224)       (48,109)
                                                                  ----------       --------

     Net cash provided by (used in) operating activities             391,817        (22,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayment of advances to Local Limited Partnerships              16,310            -
                                                                  ----------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       408,127        (22,119)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                            140,782        164,374
                                                                  ----------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  548,909       $142,255
                                                                  ==========       ========

RECONCILIATION OF NET PROFIT (LOSS) TO NET CASH PROVIDED
  BY (USED IN) OPERATING ACTIVITIES:
      Net profit (loss)                                           $  974,021       $(75,095)
                                                                  ----------       --------
      Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
           Repayment of advances to Local Limited Partnerships       (16,310)           -
           Distributions from Local Limited Partnerships           1,034,986            -
           Share of income from Local Limited Partnership           (357,860)           -
           Share of gain on extinguishment of debt                  (677,126)           -
           Increase in prepaid expenses                              (21,562)           -
           (Decrease) increase in administrative
                  and reporting fees payable                        (533,737)        64,686
           Decrease in accrued expenses                              (10,595)       (11,710)
                                                                  ----------       --------

           Total adjustments                                        (582,204)        52,976
                                                                  ----------       --------

     Net cash provided by (used in) operating activities          $  391,817       $(22,119)
                                                                  ==========       ========



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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS



(2)        INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

           The Partnership owns a 99% limited partnership interest in Brunswick Village Limited Partnership and 94.5% limited partnership interests (98% with respect to allocation of losses) in nine other Local Limited Partnerships. The Partnership also acquired a 99% limited partnership interest in Meadowood Townhouses I Limited Partnership and Meadowood Townhouses III Limited Partnership. These two Local Limited Partnerships each own a 99% limited partnership interest in an operating limited partnership which until the quarter ended September 30, 1997, held title to two and one rental housing properties, respectively (see Note 4). The Partnership's effective interest in these operating limited partnerships is 98.01%.

           Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in all twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $977,447 of losses from these twelve Local Limited Partnerships during the nine months ended September 30, 1996. During the nine months ended September 30, 1997, three properties owned by two Local Limited Partnerships were sold. As a result the Partnership recognized income of $357,860 from the gain on sale of Elden Terrace and an extraordinary gain of $677,126 on the extinguishment of debt related to the sale of Meadowoods I and
           II. Both the gain on sale and the extraordinary gain were recorded after recognizing previously unrecognized losses of $568,164 and $2,347,585, respectively. The Partnership did not recognize $806,272 of losses from the other ten Local Limited Partnerships during the nine months ended September 30, 1997. As of September 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $12,171,874 and $14,281,351, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

           Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at September 30, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

           No working capital advances occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1997 and 1996. Repayments of $16,310 and accrued interest of $5,178 were made by two Local Limited Partnerships to the Partnership during the nine months ended September 30, 1997. No repayments were made during the nine months ended September 30, 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of September 30, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS



           The following are combined statements of operations for the three and nine months ended September 30, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS




                                     COMBINED STATEMENTS OF OPERATIONS
                                     ---------------------------------

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                ------------------------    ------------------------
                                                   1997          1996          1997          1996
                                                ----------    ----------    ----------    ----------

Rental income                                   $1,650,247    $2,129,727    $5,969,307    $6,370,214
Other income                                       142,582       108,627       325,904       275,705
Gain on disposal of rental properties              939,814           -         939,814           -
                                                ----------    ----------    ----------    ----------

     Total income                                2,732,643     2,238,354     7,235,025     6,645,919
                                                ----------    ----------    ----------    ----------

Operating expenses                               1,267,697     1,549,288     4,261,324     4,464,866
Interest, taxes and insurance                      587,916       693,742     2,080,509     2,172,399
Depreciation                                       270,746       346,573       961,202     1,003,562
                                                ----------    ----------    ----------    ----------

     Total expenses                              2,126,359     2,589,603     7,303,035     7,640,827
                                                ----------    ----------    ----------    ----------

Net profit (loss) before extraordinary item        606,284      (351,249)      (68,010)     (994,908)

Extraordinary Item - Gain on
   extinguishment of debt                        3,281,574           -       3,281,574           -
                                                ----------    ----------    ----------    ----------

     Net profit (loss)                          $3,887,858    $ (351,249)   $3,213,564    $ (994,908)
                                                ==========    ==========    ==========    ==========

National Housing Partnership Realty
   Fund III share of profits (losses)           $3,806,468    $ (346,021)   $3,144,464    $ (977,447)
                                                ==========    ==========    ==========    ==========


(3)        TRANSACTIONS WITH THE GENERAL PARTNER

           During the nine month periods ended September 30, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,686 for services provided to the Partnership. The Partnership paid the General Partner $619,985 for these fees and accrued but unpaid fees from prior years during the nine months ended September 30, 1997. The Partnership has not made any payments to the General Partner for these fees during the nine months ended September 30, 1996. The amount of fees due the General Partner by the Partnership was $533,737 December 31, 1996, while at September 30, 1997 the Partnership has prepaid the General Partner $21,562 representing the fees for the three months ending December 31, 1997.

           Accrued administrative and reporting fees payable to the General Partner are paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)        DISPOSAL OF RENTAL PROPERTIES

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


           On May 2, 1996, Meadowood Townhouses I Local Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Townhouses I and II pursuant to the terms of Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). The purchase price was based on the properties' Transfer Preservation Value, as approved by the United States Department of Housing and Urban Development ("HUD"). During the six months ended June 30, 1997, funding was approved for the sale of Meadowood Townhouses I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,388, comprised of $1,558,253 for Meadowoods Townhouses I and $1,778,135 for Meadowood Townhouses II. The holders of the deferred acquisition notes were repaid from a portion of the LIHPRHA grant money at an agreed upon discounted amount. The mortgage notes were assumed by the purchaser. During the quarter ended September 30, 1997 the Partnership received net proceeds from the sale of $677,126. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the three and nine months ended September 30, 1997 as an extraordinary item-gain on extinguishment of debt.

           In addition, during the six months ended June 30, 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $2,241,667, which is $375,000 above the mortgage note of $1,866,667. Southport Financial Services, Inc. also assumed the deferred acquisition note and accrued interest totaling $3,505,225 due to the note holders. Final settlement occurred on July 31, 1997. During the quarter ended September 30, 1997 the Partnership received net proceeds from the sale of $357,860. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the three and nine months ended September 30, 1997 as the Partnership's share of income from Local Limited Partnership.

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

For the past several years, various proposals have been advanced by HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 603 units, 35 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by reducing subsidized rents to market levels, thereby reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in Federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore,

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operations of the Partnership.

Net cash provided by operations for the nine months ended September 30, 1997 was $391,817 as compared to net cash used in operations of $22,119 for the nine months ended September 30, 1996. The change in cash provided by/used in operations resulted primarily from an increase in distributions from Local Limited Partnerships of $1,034,986 resulting from the sales of three properties, partially offset by an increase in the payment of administrative and reporting fees to the General Partner of $619,985 during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996.

No working capital advances occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1997 and 1996. Repayments of $16,310 and accrued interest of $5,178 were made by two Local Limited Partnerships to the Partnership during the nine months ended September 30, 1997. No repayments were made during the nine months ended September 30, 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of September 30, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of December 31, 1996, investments in all twelve Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. During the nine months ended September 30, 1997 and 1996, cash distributions of $15,698 and $18,362, respectively, were received from two Local Limited Partnerships. In addition, during the nine months ended September 30, 1997 the Partnership received $1,034,986 in distributions from two Local Limited Partnerships resulting from proceeds from the disposal of their rental properties. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents of $548,909 on hand at September 30, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships, is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

National Corporation for Housing Partnerships was a significant participant in the drafting and passage of LIHPRHA. LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year was insufficient to meet program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Brunswick Village and Meadowood I, II and III all received approval to be sold under the program within the requisite time frame. During the six months ended June 30, 1997, funds were allocated for the sale of Meadowoods I and II and on July 15, 1997, final settlement occurred, as further discussed below. However, funds were not allocated for the sale of Brunswick Village and Meadowoods III, which was required so that these transactions could close. Congress did not allocate any funds for LIHPRHA as part of the 1998 fiscal year Federal budget and the General Partner does not expect LIHPRHA to receive any funding from Congress in the future. The

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


General Partner is currently investigating other sale or refinancing opportunities for these properties, but there can be no assurance that these efforts will be successful. If unsuccessful, this could have a substantially negative impact on the Partnership's future available capital resources.

All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes related to Meadowood Townhouses I and III reached final maturity in April 1996 and April 1997, respectively. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

On May 2, 1996, Meadowood Townhouses I Local Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Townhouses I and II pursuant to the terms of Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During the six months ended June 30, 1997, funding was approved for the sale of Meadowood Townhouses I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,388, comprised of $1,558,253 for Meadowoods Townhouses I and $1,778,135 for Meadowood Townhouses II. The holders of the deferred acquisition notes were repaid from a portion of the LIHPRHA grant money at an agreed upon discounted amount. The mortgage notes were assumed by the purchaser. During the quarter ended September 30, 1997 the Partnership received net proceeds from the sale of $677,126. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the three and nine months ended September 30, 1997 as an extraordinary item
- gain on extinguishment of debt. The sale may generate taxable income to the Partnership's investors possibly without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

In connection with the proposed sale of Meadowoods Townhouses III, a Forbearance Agreement had been executed which extended the maturity date of the deferred acquisition notes made by the Local Limited Partner. Under the terms of this agreement, the initial period of forbearance expired on April 30, 1997 and a further extension of forbearance would have been granted until December 31, 1997 if funding for such closing had been approved by HUD. Funding for the sale of Meadowood Townhouses III was not approved by April 30, 1997, and an extension of forbearance until January 2, 1998, was granted to permit the Local Limited Partnership to submit an alternative plan to the note holders, and to negotiate and close such plan. In consideration for the initial period of extension of forbearance, the Local Limited Partnership shall pay solely from their share of the net sale proceeds received at closing, an extension fee equal to 1% of the aggregate amount of principal due on the notes. The Local Limited Partnership shall have no liability for the extension fee if closing of the sales does not occur.

In the absence of a LIHPRHA sale, the Partnership's continued ownership in Meadowood Townhouses III Local Limited Partnerships is dependent on their successful efforts to negotiate further amendments of the terms of the note and the related sale and forbearance agreements. The General Partner is currently investigating alternative sales or refinancing opportunities or a further modification of the Forbearance Agreement. Upon expiration of the forbearance period with extensions, if an additional extension, sale or refinancing is not negotiated with the note holders, the Partnership shall cause title to the Partnership's interest in the Local Limited Partnership to be conveyed to the note holders. If title to the Local Limited Partnership interest is conveyed to the note holder, the Partnership will not receive any future benefits from the underlying Properties, and taxable income will be generated and flow to the Partnership's

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


investors without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the six months ended June 30, 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $2,241,667, which is $375,000 above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the deferred acquisition note and accrued interest totaling $3,505,225 from the note holders. Final settlement occurred on July 31, 1997. During the quarter ended September 30, 1997 the Partnership received net proceeds from the sale of $357,860. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the three and nine months ended September 30, 1997 as the Partnership's share of income from Local Limited Partnership. The sale may generate taxable income to the Partnership's investors possibly without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in twelve Local Limited Partnerships which operate thirteen rental housing properties. In prior years, results of operations of NHP Realty Fund III were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded. During the nine months ended September 30, 1997, three properties owned by two Local Limited Partnerships were sold. As a result the Partnership recognized income of $357,860 from the gain on sale of Elden Terrace and an extraordinary gain of $677,126 on the extinguishment of debt related to the sale of Meadowoods I and II. Both the gain on sale and the extraordinary gain were recorded after recognizing previously unrecognized losses of $568,164 and $2,347,585, respectively. The Partnership did not recognize $806,272 of losses from the other ten Local Limited Partnerships during the nine months ended September 30, 1997. As of September 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $12,171,874 and $14,281,351, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

The Partnership's had a net profit of $974,021 for the nine months ended September 30, 1997 compared to a net loss of $75,095 for the nine months ended September 30, 1996. Net profit per unit of limited partnership interest was $83 for for the nine months ended September 30, 1997 compared to a net loss per unit of $6 for the nine months ended September 30, 1997 for the 11,500 units outstanding throughout both periods. The change in net profit/loss was primarily due to the Partnership recognizing its share of income from Local Limited Partnerships of $357,860 resulting from the sale of Elden Terrace and a gain on extinguishment of debt of $677,126 resulting from the sale of Meadowoods I and II during the nine months ended September 30, 1997. The Partnership did not recognize $806,272 of its allocated share of losses from the other ten Local Limited Partnerships for the nine months ended September 30, 1997, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's share of losses before extraordinary item from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $873,153 between periods, primarily due to the gain on sale of Elden Terrace during 1997.

PART II - OTHER INFORMATION

ITEM 6  -    EXHIBITS AND REPORTS ON FORM 8-K

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


           (a)       Exhibits

                     Exhibit No.

                     27        Financial Data Schedule

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



                          NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                          --------------------------------------------
                          (Registrant)


                          By:    The National Housing Partnership,
                                 its sole General Partner


                          By:    National Corporation for Housing
                                 Partnerships, its sole General Partner



November 14, 1997         By:               /s/
                                 ----------------------------------------------
                                 Jeffrey J. Ochs
                                 As Vice President and Chief Accounting Officer