Form 10-K
period 1997-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1998-03-31
CIK 769028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934




  For the fiscal year ended December 31, 1997............... Commission file number 0-14457
                            -----------------                                       -------



 NATIONAL HOUSING PARTNERSHIP REALTY FUND III (A MARYLAND LIMITED PARTNERSHIP)
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      MARYLAND                              52-1394972
                      --------                              ----------
           (State or other Jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

       9200 KEYSTONE CROSSING,      SUITE 500                 46240
       --------------------------------------                 -----
                INDIANAPOLIS, INDIANA                       (Zip Code)
                ---------------------
      (Address of principal executive offices)



Registrant's telephone number, including area code:           (317) 817-7500
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   11,500 LIMITED PARTNERSHIP INTERESTS
                                                              ------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes   X    No
                                                  -----     ----

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference. NONE
                                     ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1997 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS



                                    PART I
                                    ------
                                                                                    Page
                                                                                    ----

Item 1.          Business                                                             2
Item 2.          Properties                                                           7
Item 3.          Legal Proceedings                                                    7
Item 4.          Submission of Matters to a Vote of Security Holders                  7


                                   PART II
                                   -------

Item 5.          Market for the Registrant's Partnership
                   Interests and Related Partnership Matters                          7
Item 6.          Selected Financial Data                                              8
Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                8
Item 8.          Financial Statements and Supplementary Data                         11
Item 9.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                               29


                                   PART III
                                   --------

Item 10.         Directors and Executive Officers of the Registrant                  30
Item 11.         Executive Compensation                                              32
Item 12.         Security Ownership of Certain Beneficial
                   Owners and Management                                             33
Item 13.         Certain Relationships and Related Transactions                      33


                                   PART IV
                                   -------

Item 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                               34

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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund III (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

         In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multifamily projects in exchange for or in connection with property management of a HUD project. AIMCO believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of NHP's acquisitions of property management rights for HUD projects may be responsive to subpoenas. AIMCO and NHP are in the process of complying with the subpoena and have provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. AIMCO believes that NHP's operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for NHP and the U.S. Attorney for the Northern District of California entered into a Tolling agreement related to certain civil claims the government may have against NHP. Although no action has been initiated against NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

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

         The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT

                                                                          Units Authorized         Occupancy
                                                     Financed, Insured       for Rental       Percentage for the
       Property Name, Location and         Number     and Subsidized      Assistance Under        Year Ended
            Partnership Name              of Units        Under           Section 8 (C)        December 31, 1997
  -------------------------------------   --------   -----------------   -----------------     -----------------
 Brunswick Village                          110             (B)                  72                   99%
   Trenton, New Jersey
   (Brunswick Village
   Limited Partnership)

 Edmond Estates                             120             (A)                  56                  100%
   Phoenix City, Alabama
   (Edmond Estates
   Limited Partnership)


 Elden Terrace                              (D)             (D)                 (D)                   (D)
   Herndon, Virginia
   (Elden Limited Partnership)


 Galion East                                 60             (B)                  60                   97%
   Galion, Ohio
   (Galion Limited
   Partnership)

 Indian Valley I                            100             (A)                  40                   97%
   Kent, Ohio
   (Indian Valley I
   Limited Partnership)

 Indian Valley II                            90             (A)                  36                   99%
   Kent, Ohio
   (Indian Valley II
   Limited Partnership)

                                                                          Units Authorized         Occupancy
                                                     Financed, Insured       for Rental       Percentage for the
       Property Name, Location and         Number     and Subsidized      Assistance Under        Year Ended
            Partnership Name              of Units        Under           Section 8 (C)        December 31, 1997
  -------------------------------------   --------   -----------------   -----------------     -----------------
 Indian Valley III                           98             (A)                  39                   99%
   Kent, Ohio
   (Indian Valley III
   Limited Partnership)

 Cherry Branch Townhomes                    172             (A)                  20                   97%
   Laurel, Maryland
   (Kimberly Associates
   Limited Partnership)

 Meadowood Apartments I and II              (D)             (D)                 (D)                   (D)
   Edgewood, Maryland
   (Meadowood Townhouses I
   Limited Partnership)

 Meadowood Apartments                       283             (A)                 164                   96%
   Associates III
   Edgewood, Maryland
   (Meadowood Townhouses III
   Limited Partnership)

 Newton Hill                                 40             (A)                  16                   97%
   Akron, Ohio
   (Newton Hill
   Limited Partnership)

 Woodmark                                   150             (A)                  0                    97%
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

 (D)     Property was sold during year ended December 31, 1997.

         Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

         All of the units (503 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 1998.

         Contracts for 285 of these units expire on or prior to September 30, 1998, and Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. Contracts covering the remaining 218 units expire in October and November, 1998. It is uncertain whether the agreements will be renewed, and if so, on what terms.

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 units, 41 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         Operations at all of the properties were generally satisfactory during the period.

         National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). LIHPRHA created a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year was insufficient to meet program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Brunswick Village and Meadowood Apartments I, II and III all received approval to be sold under the program within the requisite time frame. During the six months ended June 30, 1997, funds were allocated for the sale of Meadowood Apartments I and II and on July 15, 1997, final settlement occurred, as further discussed below. However, funds were not allocated for the sale of Brunswick Village and Meadowood Apartments III, which was required so that these transactions could close. Congress did not allocate any funds for LIHPRHA as part of the 1998 fiscal year Federal budget and the General Partner does not expect LIHPRHA to receive any funding from Congress in the future. The General Partner is currently investigating other sale or refinancing opportunities for these properties, but there can be no assurance that these efforts will be successful. If unsuccessful, this could have a substantially negative impact on the Partnership's future available capital resources.

         On May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997 funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,387, comprised of $1,558,252 for Meadowood Apartments I and $1,778,135 for Meadowood Apartments II. The holders of the deferred acquisition notes were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Meadowood Townhouses I Limited Partnership's gain from this transaction has been recorded in the combined statements of operations for the year ended December 31, 1997, as an extraordinary item - gain on extinguishment of debt of $3,232,683. The Partnership's share of the gain from these sales, in excess of cumulative losses not taken, in the amount of $764,234 has been recorded in the accompanying statements of operations for the year ended December 31, 1997, as an extraordinary item - gain on extinguishment of debt. During 1997, the Partnership received net proceeds from the sale of $677,126, and at December 31, 1997, the Partnership's investment in the Local Limited Partnership was $87,108. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $5,746,892, which is above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the deferred acquisition note and accrued interest totaling $3,505,225 due to the note holders. Final settlement occurred on July 31, 1997. Elden Limited Partnership's gain of $1,093,975 has been recorded in the combined statements of operations for the year ended December 31, 1997, as a gain on disposal of rental property. The Partnership received net proceeds from the sale of $348,862. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the year ended December 31, 1997, as the Partnership's share of profits from Local Limited Partnerships. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         As discussed above, the Partnership received $1,025,988 from the sales of Meadowoods Apartments I and II and Elden Terrace Apartments. During 1997, the Partnership paid $619,985 to the General Partner for administrative and reporting fees using the cash proceeds. The remaining procedds of $406,003 will be allocated in the manner required in the Partnership Agreement as discussed in Note 6 to the Partnership's financial statements,

         All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes related to Meadowood Townhouses III reached final maturity in January 1998. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

         On May 2, 1996, the Meadowood Townhouses III Limited Partnership entered into Agreement of Sale with Community Preservation and Development Corporation, pursuant to the terms of the LIHPRHA. The purchase price was to be based on the project's Transfer Preservation Value, as approved by HUD. Settlement was pending Congressional appropriation of LIHPRHA funds to HUD. This appropriation did not transpire and therefore this sale opportunity expired. In connection with the expired sale opportunity, a Forebearance Agreement was executed, which extended the maturity date of the deferred acquisition note in the amount of $4,995,980 including accrued interest at December 31, 1997, made by the Meadowood Townhouses III Limited Partnership. Under the terms of this agreement, the initial period of forebearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forebearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan for payment of the note to the note holders, and to negotiate and close such plan. The General Partner is currently attempting to negotiate an extension of the due date of the deferred acquisition note. If such an extension is not negotiated, the Partnership shall cause title to the Partnership's interest in the Local Limited Partnership to be conveyed to the note holders. There can be no assurance that the efforts will be successful.

         The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisitions of such ownership. All interests are limited partner interests. Also included are the total mortgage encumbrance and acquisition notes and related accrued interest encumbrances on each property for each of the Local Limited Partnerships as of December 31, 1997.

                                                                                          Deferred
                                    NHP Realty                                           Acquisition
                                     Fund III         Cost of                               Notes
                                    Percentage       Ownership         Mortgage          and Accrued
Partnership                         Ownership        Interest            Notes            Interest
-----------                         ---------      -------------     -------------    ----------------
Brunswick Village, L.P.               99.0%        $  580,592        $  640,592          $2,176,132

Edmond Estates, L.P.                  94.5%           416,038         1,002,369           2,125,219

Elden, L.P. (A)                       94.5%           876,011             -                   -

Galion, L.P.                          94.5%           282,933           519,964           1,047,346

Indian Valley I, II and III, L.P.s    94.5%         1,456,232         3,371,133           5,353,988

Kimberly Associates, L.P.             94.5%           902,469         1,928,685           3,046,387

Meadowoods Townhouses
  I (A) and III, L.P.                 99.0%         2,998,424         2,929,314           4,995,980

Newton Hill, L.P.                     94.5%           210,227           437,871             714,306

Woodmark, L.P.                        94.5%           835,732         1,476,928           3,375,088

   (A)   Property was sold during year ended December 31, 1997.

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

         (b) As of December 31, 1997, there were 927 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Three Associates - See Item 1).

         (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1997.

Item 6.  Selected Financial Data


                                                                              Years Ended December 31,
                                --------------------------------------------------------------------------------------------------
                                                   1997               1996            1995            1994            1993
                                                   ----               ----            ----            ----            ----
Share of profit (losses) from
   Local Limited Partnership (A)              $   348,862        $     -         $     -         $   (13,066)    $   (47,504)
Other revenue and expenses:
      Interest income                              11,093              8,073           6,057           7,185          32,783
      Loss on investment in Local
         Limited Partnerships                       -                  -               -             (10,641)       (527,829)
      Distributions in excess of investment
         in Local Limited Partnerships             32,008             18,362          28,528          24,527          23,846
      Partnership operating expenses             (139,416)          (133,660)       (135,432)       (139,684)       (126,611)
                                               ----------         ----------      ----------      ----------      ----------

Net profit (loss) before extraordinary
   item                                           252,547           (107,225)       (100,847)       (131,679)       (645,315)
Extraordinary item - share of gain on
   extinguishment of debt                         764,234              -               -               -               -
                                               ----------         ----------      ----------      ----------      ----------

Net profit (loss)                             $ 1,016,781        $  (107,225)    $  (100,847)    $  (131,679)    $  (645,315)
                                               ==========         ==========      ==========      ==========      ==========

Profit (loss) per unit of limited
   partnership interest based on units
   outstanding during the period              $        87        $        (9)    $        (9)    $       (11)    $       (56)
                                               ==========         ==========      ==========      ==========      ==========

Total assets, at December 31                  $   625,621        $   140,782     $   164,374     $   176,583     $   215,240
                                               ==========         ==========      ==========      ==========      ==========

Cash distributions per unit of
   limited partnership interest               $     -            $     -         $     -         $     -         $      -
                                               ==========         ==========      ==========      ==========      ==========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in these Local Limited Partnerships. As a result, during 1997, 1996, 1995, 1994 and 1993, $1,852,645, $1,690,487, $936,943, $3,803,923 and $2,859,089,
         respectively, of losses from ten, eleven, twelve, twelve and eleven of the Local Limited Partnerships have not been recognized by the Partnership. During 1996, the Partnership's share of profits in Elden Limited Partnership was $15,125 which was offset against prior year losses not taken. As a result of the sales during 1997, $2,384,156 in shares of profits and extraordinary gains from the extinguishment of debt were offset against prior years losses not taken.

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

         All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes related to Meadowood Townhouses III Limited Partnership as discussed below, reached final maturity in January 1998. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

         On May 2, 1996, the Meadowood Townhouses III Limited Partnership entered into Agreement of Sale with Community Preservation and Development Corporation, pursuant to the terms of LIHPRHA. The purchase price was to be based on the project's Transfer Preservation Value, as approved by HUD. Settlement was pending Congressional appropriation of LIHPRHA funds to HUD. This appropriation did not transpire and therefore this sale opportunity expired. In connection with the expired sale opportunity, a Forebearance Agreement was executed, which extended the maturity date of the deferred acquisition note in the amount of $4,995,980 including accrued interest at December 31, 1997, made by the Meadowood Townhouses III Limited Partnership. Under the terms of this agreement, the initial period of forebearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forebearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan to the note holders, and to negotiate and close such plan. The General Partner is currently attempting to negotiate an extension of the due date of the deferred acquisition note. If such an extension is not negotiated, the Partnership shall cause title to the Partnership's interest in the Local Limited Partnership to be conveyed to the note holders. There can be no assurance that the efforts will be successful.

         Also on May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997 funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,387, comprised of $1,558,252 for Meadowoods Apartments I and $1,778,135 for Meadowood Apartments II. The holders of the deferred acquisition notes were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Meadowood Townhouses I Limited Partnership's gain from this transaction has been recorded in the combined statements of operations for the year ended December 31, 1997 as an extraordinary item - gain on extinguishment of debt of $3,232,683. The Partnership's share of the gain from these sales, in excess of cumulative losses not taken, in the amount of $764,234 has been recorded in the accompanying statements of operations for the year ended December 31, 1997 as an extraordinary item - gain on extinguishment of debt. During 1997, the Partnership received net proceeds from the sale of $677,126 and at December 31, 1997, the Partnership's investment in the Local Limited Partnership was $87,108. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $5,746,892, which is above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the deferred acquisition note and accrued interest totaling $3,505,225 due to the note holders. Final settlement occurred on July 31, 1997. Elden Limited Partnership's gain of $1,093,975 has been recorded in the combined statements of operations for the year ended December 31, 1997, as a gain on disposal of rental property. The Partnership received net proceeds from the sale of $348,862. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the year ended December 31, 1997, as the Partnership's share of profits from Local Limited Partnerships. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         As discussed above, the Partnership received $1,025,988 from the sales of Meadowood Apartments I and II and Elden Terrace Apartments. During 1997, the Partnership paid $619,985 to the General Partner for administrative and reporting fees using the cash proceeds. The remaining proceeds of $406,003 will be allocated in the manner required in the Partnership Agreement as discussed in Note 6 of the Partnership's financial statements.

         Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, the carrying values for all Local Limited Partnerships were reduced to zero during 1994. Cash distributions received are recorded as revenue as distributions in excess of investment in Local Limited Partnerships. In prior years, cash distributions received from investments in Local Limited Partnerships which had not been reduced to zero, were recorded as distributions in the statement of cash flows and reduced the Partnership's investment on the statement of financial position. Cash distributions totaling $15,698, $18,362 and $28,528 were received from three, two and two Local Limited Partnerships during the years ended December 31, 1997, 1996 and 1995, respectively. The receipt of distributions in future years is dependent on the operations of the underlying Properties of the Local Limited Partnerships.

         During 1997, 1996 and 1995, the Partnership made no advances to the Local Limited Partnerships. During 1997, loans of $16,310 were repaid by one Local Limited Partnership. There were no repayments made during 1996 and 1995. As discussed in Note 3 to the Partnership's financial statements, during 1993, the Partnership re-evaluated the collectibility of its total outstanding advances and, based on the Local Limited Partnerships' operations, determined that such advances to Local Limited Partnerships were not likely to be collected and, therefore, for accounting purposes, treated the advances balance as additional Investment in Local Limited Partnerships. The balance was then reduced to zero, with the corresponding charge to operations. Advances to the Local Limited Partnerships remain due and payable to the Partnership.

         During 1997, 1996 and 1995, the General Partner advanced $26,668, $30,715 and $120,952 to twelve, seven and ten of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1997 and 1995, loans of $100,517 and $2,392, respectively, were repaid by five and four Local Limited Partnerships. There were no repayments made during 1996. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1997 and 1996, was $631,633 and $705,482, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

         Net cash provided by operations for the year ended December 31, 1997 was $381,421 as compared to net cash used in operations of $23,592 in 1996 and $7,944 in 1995. The increase in cash used in operations from 1995 to 1996 was the result of a decrease in distributions received in excess of investment in Local Limited Partnerships. The increase in cash provided operations from 1996 to 1997 was primarily the result of an increase in distributions received from the Local Limited Partnerships resulting from the sales of Elden Terrace Apartments and Meadowood Apartments I and II during 1997, partially offset by the payment of administrative and reporting fees of $619,985 to the General Partner during 1997.

         Cash and cash equivalents amounted to $538,513 at December 31, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1997, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. Cash on hand at December 31, 1997, together with projected distributions from Local Limited Partnerships, should provide sufficient capital to fund the Partnership during 1998.

         Results of Operations

         The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the losses of the Local Limited Partnerships. As of December 31, 1996, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1996 and 1995. During 1997, the Partnership recorded $348,862 of its share of profits resulting from the sale of the rental property owned by one Local Limited Partnership and $764,234 of its share of gain on extinguishment of debt resulting from the sale of the two rental properties owned by another Local Limited Partnership.

         The Partnership's net profit increased to $1,016,781 in 1997 from a net loss of $107,225 in 1996. Net profit per unit of limited partnership interest increased to $87 in 1997 from a net loss per unit of $9 in 1996 for the 11,500 units outstanding throughout both years. This increase was primarily due to the Partnership's share of profits from Local Limited Partnerships of $348,862 in 1997 resulting from the sale of Elden Terrace Apartments and the Partnership's share of gain on extinguishment of debt of $764,234 resulting from the sale and resulting discounted payoff of the deferred acquisition note of Meadowood Apartments I and II during 1997. The Partnership did not recognize $1,852,645 of its allocated share of losses from ten Local Limited Partnerships for the year ended December 31, 1997, as the Partnership's net book investment in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of profit or losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $3,755,362 between years. The increase in profit was primarily the result of one of the Local Limited Partnerships recording an extraordinary gain on extinguishment of debt during 1997. The decrease in the Partnership's share of losses before extraordinary item was primarily due to the 1997 gain on disposal of rental property of $980,293. Additionally, impairment losses on their rental properties were recognized by one of the Local Limited Partnerships for $811,943 and $450,000 during 1997 and 1996, respectively. Additionally, rental income and operating expenses decreased during 1997.

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

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary schedules of the Partnership are included on pages 12 through 29 of this report.

Independent Auditors' Report



To The Partners of
  National Housing Partnership Realty Fund III
Indianapolis, IN

We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the years ended December 31, 1997, 1996 and 1995. The Partnership's equity in the net assets of this investee has been reduced to zero at December 31, 1997 and 1996 in accordance with the equity method of accounting. The financial statements of this investee were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for this investee, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
McLean, VA
March 3, 1998

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION



                                                                                    December 31,
                                                                     -----------------------------------------
                                                                          1997                        1996
                                                                          ----                        ----
                              ASSETS
                              ------

Cash and cash equivalents (Note 2)                                     $ 538,513                $  140,782
Investments in and advances to Local Limited Partnerships (Note 3)        87,108                       -
                                                                        --------                 ---------

                                                                       $ 625,621                $  140,782
                                                                        ========                 =========

            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
            ------------------------------------------

Liabilities:
    Administrative and reporting fees payable to
      General Partner                                                  $     -                  $  533,737
    Accrued expenses                                                      40,890                    39,095
                                                                        --------                 ---------

                                                                          40,890                   572,832
                                                                        --------                 ---------

Partners' equity (deficit):
    General Partner - The National Housing Partnership (NHP)             (89,402)                  (99,570)
    Original Limited Partner - 1133 Fifteenth Street
      Three Associates                                                   (94,302)                 (104,470)
    Other Limited Partners - 11,500 investment units                     768,435                  (228,010)
                                                                        --------                 ---------

                                                                         584,731                  (432,050)
                                                                        --------                 ---------

                                                                       $ 625,621                $  140,782
                                                                        ========                 =========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS




                                                                                 Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                        1997               1996               1995
                                                                        ----               ----               ----
REVENUES:
  Share of profits from Local Limited
     Partnerships (Note 3)                                        $   348,862         $      -           $      -
  Interest income                                                      11,093              8,073              6,057
  Distributions in excess of
     investment in Local Limited
     Partnerships (Note 3)                                             32,008             18,362             28,528
                                                                   ----------          ---------          ---------

                                                                      391,963             26,435             34,585
                                                                   ----------          ---------          ---------

COSTS AND EXPENSES:
  Administrative and reporting fees to
     General Partner (Note 4)                                          86,248             86,248             86,248
  Other operating expenses                                             53,168             47,412             49,184
                                                                    ---------          ---------          ---------

                                                                      139,416            133,660            135,432
                                                                    ---------          ---------          ---------

NET PROFIT (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                                252,547           (107,225)          (100,847)

EXTRAORDINARY ITEM - SHARE OF GAIN ON
  EXTINGUISHMENT OF DEBT (Note 3)                                     764,234                -                  -
                                                                    ---------          ---------          ---------

NET PROFIT (LOSS)                                                  $1,016,781         $ (107,225)        $ (100,847)
                                                                    =========          =========          =========

ALLOCATION OF NET PROFIT (LOSS):
  General Partner - NHP                                            $   10,168         $   (1,072)        $   (1,008)
  Original Limited Partner - 1133
     Fifteenth Street Three Associates                                 10,168             (1,072)            (1,008)
  Other Limited Partners - 11,500
     investment units                                                 996,445           (105,081)           (98,831)
                                                                    ---------          ---------          ---------

                                                                   $1,016,781         $ (107,225)        $ (100,847)
                                                                    =========          =========          =========

NET PROFIT (LOSS) PER LIMITED
  PARTNERSHIP INTEREST                                             $       87          $      (9)        $       (9)
                                                                    =========           ========          =========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                    The                  1133
                                                  National             Fifteenth
                                                  Housing               Street                 Other
                                                Partnership              Three                Limited
                                                   (NHP)               Associates             Partners           Total
                                                   -----               ----------             --------           -----
Deficit at January 1, 1995                      $  (97,490)            $(102,390)          $  (24,098)      $   (223,978)

    Net loss                                        (1,008)               (1,008)             (98,831)          (100,847)
                                                ----------            ----------            ---------         ----------

Deficit at December 31, 1995                       (98,498)             (103,398)            (122,929)          (324,825)

    Net loss                                        (1,072)               (1,072)            (105,081)          (107,225)
                                                ----------            ----------             --------         ----------

Deficit at December 31, 1996                       (99,570)             (104,470)            (228,010)          (432,050)

    Net profit                                      10,168                10,168              996,445          1,016,781
                                                 ---------             ---------             --------          ---------

Equity (deficit) at December 31, 1997           $  (89,402)           $  (94,302)           $ 768,435        $   584,731
                                                 =========             =========             ========         ==========

Percentage interest at
    December 31, 1995, 1996,
    and 1997                                        1%                     1%                   98%
                                                ==========            ==========            =========

                                                    (A)                   (B)                   (C)
                                                ==========            ==========            =========


(A)      General Partner

(B)      Original Limited Partner

(C) Consists of 11,500 investment units held by 927 investors. Each unit represents .0085% of ownership interest.





                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                      1997                 1996              1995
                                                                      ----                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Distributions received in excess of
       investment in Local Limited Partnerships                   $    15,698          $    18,362        $   28,528
     Distributions from Local Limited Partnerships                  1,025,988                  -                 -
     Payment of administrative and reporting fees to
        General Partner                                              (619,985)                 -                 -
     Interest received                                                 11,093                8,073             8,804
     Operating expenses paid                                          (51,373)             (50,027)          (45,276)
                                                                   ----------           ----------         ---------

       Net cash provided by (used in) operating activities            381,421              (23,592)           (7,944)
                                                                   ----------           ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of advances to Local Limited Partnerships                  16,310                  -                 -
                                                                   ----------           ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Repayment of loans from General Partner                                 -                    -              (1,518)
                                                                   ----------           ----------         ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               397,731              (23,592)           (9,462)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                             140,782              164,374           173,836
                                                                   ----------           ----------         ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   538,513          $   140,782        $  164,374
                                                                   ==========           ==========         =========

RECONCILIATION OF NET PROFIT (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net profit (loss)                                                 $ 1,016,781          $  (107,225)       $ (100,847)
                                                                   ----------           ----------         ---------

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Repayment of advances to Local Limited Partnerships          $   (16,310)         $       -          $      -
     Distributions from Local Limited Partnerships                  1,025,988                  -                 -
     Share of profits from Local Limited Partnerships                (348,862)                 -                 -
     Share of gain on extinguishment of debt                         (764,234)                 -                 -
     Decrease in interest receivable                                      -                    -               2,747
     (Decrease) increase in administrative and reporting
       fees payable to the General Partner                           (533,737)              86,248            86,248
     Increase (decrease) in payables                                    1,795               (2,615)            3,908
                                                                   ----------           ----------         ---------

     Total adjustments                                               (635,360)              83,633            92,903
                                                                   ----------           ----------         ---------

     Net cash provided by (used in) operating activities          $   381,421          $   (23,592)       $   (7,944)
                                                                   ==========           ==========         =========





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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund III (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

         The Original Limited Partner of the Partnership is 1133 Fifteenth Street Three Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

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

         Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 3). An investment account is maintained for each of the Local Limited Partnership investments and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year they are received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

         For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                        December 31,
                                              ------------------------------
                                                  1997               1996
                                                  ----               ----
         Cash in demand accounts               $    199           $    952
         Money market account                   538,314            139,830
                                                -------            -------

                                               $538,513           $140,782
                                                =======            =======

         As discussed in Note 3, the Partnership received $1,025,988 from the sales of Meadowood Apartments I and II and Elden Terrace Apartments. During 1997, the Partnership paid $619,985 to the General Partner for administrative and reporting fees using the cash proceeds. The remaining procedds of $406,003 will be allocated in the manner required in the Partnership Agreement as discussed in Note 6 to the Partnership's financial statements,

3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

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

         On May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997, funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,387, comprised of $1,558,252 for Meadowoods Apartments I and $1,778,135 for Meadowood Apartments II. The holders of the deferred acquisition notes were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The mortgage notes were assumed by the purchaser. The Partnership's share of the gain from these sales, in excess of cumulative losses not taken, in the amount of $764,234 has been recorded in the accompanying statements of operations for the year ended December 31, 1997, as an extraordinary item - gain on extinguishment of debt. During 1997, the Partnership received net proceeds from the sale of $677,126, and at December 31, 1997, the Partnership's investment in the Local Limited Partnership was $87,108. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $5,746,892, which is above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the deferred acquisition note and accrued interest totaling $3,505,225 from the note holders. Final settlement occurred on July 31, 1997. The Partnership received net proceeds from the sale of $348,862. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the year ended December 31, 1997, as the Partnership's share of profits from Local Limited Partnerships. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize $1,852,645, $1,690,487 and $936,943 of its allocated share of losses from ten, eleven and twelve Local Limited Partnerships during 1997, 1996 and 1995, respectively. During 1996, the Partnership's share of profits in one Local Limited Partnership was $15,125, which were offset against prior year losses not taken. As a result of the sales during 1997, $2,384,156 in shares of profits and extraordinary gains from the extinguishment of debt were offset against prior year losses not taken. As of December 31, 1997 and 1996, the Partnership had not recognized $13,749,840 and $14,281,351, respectively, of its allocated share of cumulative losses from the ten and twelve Local Limited Partnerships in which its investment is zero.

         During 1997, 1996 and 1995, the General Partner advanced $26,668, $30,715 and $120,952 to twelve, seven and ten of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1997 and 1995, loans of $100,517 and $2,392, respectively, were repaid by five and four Local Limited Partnerships. There were no repayments made during 1996. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1997 and 1996, was $631,633 and $705,482, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

         During 1997, 1996 and 1995, the Partnership made no advances to the Local Limited Partnerships. During 1997, loans of $16,310 were repaid by one Local Limited Partnership. There were no repayments made during 1996 and 1995. During 1993, the Partnership re-evaluated the collectibility of the total outstanding advances made to the Local Limited Partnerships and determined, based on the Local Limited Partnerships' operations, that such advances are

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                            A LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS

                                 (CONTINUED)



not likely to be collected. The Partnership treated the advances balance as additional "Investment in Limited Partnerships" for accounting purposes. The balance was then reduced to zero, with corresponding charges to operations or the investment balance for the individual Local Limited Partnerships. The charge to operations in 1994 reduced the Partnership's investment in Local Limited Partnerships to zero.

         These advances plus accrued interest remain due and payable to the Partnership. As of December 31, 1997 and 1996, the balance of such advances was $519,834 and $534,280, respectively. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

         Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1997 and 1996, and the combined results of operations for the years ended December 31, 1997, 1996 and 1995 are as follows:

                         COMBINED FINANCIAL POSITION
                      OF THE LOCAL LIMITED PARTNERSHIPS


                                                                                   December 31,
                                                                    -----------------------------------------
                                                                           1997                   1996
                                                                           ----                   ----
Assets:
  Land                                                               $    2,072,600         $    2,992,600
  Buildings and improvements,
     net of accumulated depreciation of
     $10,733,564 and $14,098,487 and impairment
     losses of $5,161,943 in 1997 and $4,350,000 in 1996                 18,129,276             28,569,356
  Other assets                                                            3,247,825              4,731,800
                                                                      -------------          -------------

                                                                     $   23,449,701         $   36,293,756
                                                                      =============          =============

Liabilities and partners' deficit:
  Liabilities:
     Mortgage notes payable                                          $   12,306,856         $   17,314,114
     Acquisition notes payable                                           10,278,044             14,683,867
     Other liabilities                                                   16,375,470             20,866,030
                                                                      -------------          -------------

                                                                         38,960,370             52,864,011

  Partners' deficit:
     National Housing Partnership Realty Fund III                       (14,024,589)           (15,062,902)
     Other partners                                                      (1,486,080)            (1,507,353)
                                                                       ------------           ------------

                                                                     $   23,449,701          $  36,293,756
                                                                       ============           ============

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



                         COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                            Years Ended December 31,
                                                          -----------------------------------------------------------
                                                                  1997                1996                1995
                                                                  ----                ----                ----
Revenue                                                      $  7,912,953        $  8,952,268        $  8,997,266
                                                              -----------         -----------         -----------

Gain on disposal of rental property                               980,293               -                    -
                                                              -----------         -----------         -----------

Expenses:
   Operating expenses                                           6,304,562           6,956,609           6,661,387
   Financial expenses - primarily interest                        468,331             505,862             640,359
   Interest on acquisition notes                                1,189,591           1,378,755           1,379,901
   Depreciation and amortization                                1,214,369           1,364,217           1,262,745
   Impairment loss on rental property                             811,943             450,000               -
                                                              -----------         -----------         -----------

     Total expenses                                             9,988,796          10,655,443           9,944,392
                                                              -----------         -----------         -----------

Net loss before extraordinary item                             (1,095,550)         (1,703,175)           (947,126)
Gain on extinguishment of debt                                  3,232,683                -                  -
                                                              -----------         -----------         -----------

Net profit (loss)                                            $  2,137,133        $ (1,703,175)       $   (947,126)
                                                              ===========         ===========         ===========


         The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The twelve Local Limited Partnerships were formed during 1984 for the purpose of directly or indirectly operating thirteen rental housing projects. During 1997, eleven of the projects received a substantial amount of rental assistance from HUD.

         All of the units (503 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 1998.

         Contracts for 285 of these units expire on or prior to September 30, 1998, and Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. Contracts covering the remaining 218 units expire in October and November, 1998. It is uncertain whether the agreements will be renewed, and if so, on what terms.

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 units, 41 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         Depreciation of the buildings and improvements for nine of the Local Limited Partnerships is computed on a straight-line method, assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building, whereas depreciation for one of the Local Limited Partnerships is computed using the straight-line method, assuming a 30-year life and a 30% salvage value. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years.

         The mortgage notes payable are insured by the Federal Housing Administration (FHA) and are collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. For the rental housing projects insured under Section 236, the FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

         Deferred acquisition notes of $10,278,044 at December 31, 1997 bear simple interest at rates of 9% or 10% per annum. These notes are collateralized by partnership interests in all of the Local Limited Partnerships. Neither principal nor interest are payable currently; all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or maturity dates ranging in 1999, except for the Meadowood Townhouses III Limited Partnership note discussed below. The notes may be prepaid in whole or in part at any time without penalty.

         On May 2, 1996, the Meadowood Townhouses III Limited Partnership entered into Agreement of Sale with Community Preservation and Development Corporation, pursuant to the terms of the LIHPRHA. The purchase price was to be based on the project's Transfer Preservation Value, as approved by HUD. Settlement was pending Congressional appropriation of LIHPRHA funds to HUD. This appropriation did not transpire and therefore this sale opportunity expired. In connection with the expired sale opportunity, a Forebearance Agreement was executed, which extended the maturity date of the deferred acquisition note in the amount of $4,995,980 including accrued interest at December 31, 1997, made by the Meadowood Townhouses III Limited Partnership. Under the terms of this agreement, the initial period of forebearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forebearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan to the note holders, and to negotiate and close such plan. The General Partner is currently attempting to negotiate an extension of the due date of the deferred acquisition note. If such an extension is not negotiated, the Partnership shall cause title to the Partnership's interest in the Local Limited Partnership to be conveyed to the note holders. There can be no assurance that the efforts will be successful.

         The Meadowood Townhouses III Limited Partnership's continued existence as a going concern is dependent on the Local Limited Partnership's ability to repay the principal and accrued interest on the deferred acquisition notes,

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



or to negotiate further amendments of the terms of the note and the related forbearance documents. The Local Limited Partnership has, for the past several years, generated losses which have been funded through loans from the partners. The Local Limited Partnership has minimal cash and is generating negative cash flows. The partners are under no obligation to provide such funding in the future. Should the Meadowood Townhouses III Limited Partnership cease to exist as a going concern, there could be significant tax consequences to the partners in the Partnership.

         In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1996. This Statement requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

         During 1997, Brunswick Village Limited Partnership recognized an impairment loss on its rental property in the amount of $811,943. The Partnership and NHP are actively pursuing a plan to dispose of their interests in the Local Limited Partnership. As a result, the estimated net cash flow was less than the carrying amount at December 31, 1997. The Local Limited Partnership has used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value. The impairment loss had no impact on the Partnership's operations, since its investment in Brunswick Village Limited Partnership had been reduced to zero in a prior year.

         During 1996, Galion Limited Partnership recognized an impairment loss on its rental property in the amount of $450,000. Because the Local Limited Partnership's deferred acquisition note is due December 20, 1999, the Local Limited Partnership estimated net cash flow only for the period January 1, 1997 to December 20, 1999. As a result of this limited holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The impairment loss had no impact on the Partnership's operations, since its investment in Galion Limited Partnership had been reduced to zero in a prior year.

         The Woodmark and Indian Valley I, II, and III Local Limited Partnerships estimate of cash flows anticipates that they will be able to successfully refinance, restructure, or renegotiate their deferred acquisition note payable which are due in 1999. If the these Local Limited Partnerships are unsuccessful in these efforts, the Partnerships estimate of undiscounted cash flows will change resulting in the need to write-down the rental property to fair value.

         Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1997. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.


4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
PARTNER

         The Partnership accrued Administrative and Reporting Fees payable to the General Partner of $86,248 in 1997, 1996 and 1995. The Partnership paid the General Partner $619,985 for these fees during 1997. No payments were made to the General Partner for those fees in 1996 and 1995. As of December 31, 1997 there were no fees remaining owed to the General Partner while at December 31, 1996, the Partnership owed $533,737 to the General Partner for accrued administrative and reporting fees.

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by four of the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a wholly owned subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $568,855, $625,232 and $583,446 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $21,905 and $31,119, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1997, 1996 and 1995, were approximately $668,000, $786,000 and $739,000, respectively. At December 31, 1997 and 1996 account payable included $9,648 and $2,309 due to NHPMC and NHPI, respectively.


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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



         A reconciliation follows:

                                                                         Years Ended December 31,
                                                           ----------------------------------------------------
                                                                 1997              1996              1995
                                                                 ----              ----              ----
Net profit (loss) per financial statements                    $1,016,781      $   (107,225)     $   (100,847)

Timing differences in determining
  losses of local limited partnerships:
    Depreciation                                                (666,530)       (1,041,755)       (1,045,037)
    Interest on acquisition notes payable                       (342,838)         (161,384)         (136,036)
    Losses taken in excess of financial statement
       investment account                                        356,532        (1,693,165)         (962,475)
    Accrued interest on partner loans                            206,104           151,341           208,654
    Impairment loss on rental property                           803,824           441,000            -

    Net income from dispositions                               5,544,474             -                -

    Other                                                        262,882           109,338           225,733
                                                               ---------        ----------        ----------

Profit (loss) per tax return                                  $7,181,229       $(2,301,850)      $(1,810,008)
                                                               =========        ==========        ==========


         As discussed in Note 3, there is substantial doubt as to the ability of one of the Local Limited Partnerships, Meadowood Townhouses III Limited Partnership, ability to continue as a going concern. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

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

         Second, to the establishment of any reserves which the General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities of obligations of the Partnership.

         Third, to the Limited Partners until the Limited Partners have received a return of their capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distribution from operations;

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


         Fourth, to the Limited Partners, until each Limited Partner has received an amount equal to a cumulative noncompounded 12% annual return on its capital contribution, after deduction of (a) an amount equal to 50% of the tax losses allocated to the Limited Partner and
         (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

         Fifth, to the General Partner until the General Partner has received a return of its capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

         Sixth, to the General Partner for disposition and refinancing fees, including prior disposition and refinancing fees which have been accrued but are unpaid;

         Seventh, to the partners with positive capital accounts to bring such accounts to zero; and

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

                               ******************

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                             A LIMITED PARTNERSHIP
            SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED
                               DECEMBER 31, 1997


                                                       Initial Cost to Local                       Cost Capitalized
                                                        Limited Partnership                    Subsequent to Acquisition
                                                --------------------------------------------------------------------------------

                                                                      Buildings and                           Carrying Cost
       Partnership Name         Encumbrances         Land             Improvements         Improvements        Adjustments

--------------------------------------------------------------------------------------------------------------------------------
 Brunswick Village Limited
   Partnership                     (1)          $   275,000         $    2,109,506        $    512,830        $   (811,943)

 Edmond Estates Limited
   Partnership                     (1)              150,000              2,470,329             195,842          (1,400,000)

 Galion Limited
   Partnership                     (1)               60,000              1,308,947             178,630            (844,395)

 Indian Valley I Limited
   Partnership                     (1)              120,000              2,764,506             208,145                 -

 Indian Valley II Limited
   Partnership                     (1)              108,000              2,278,088             217,338                 -

 Indian Valley III Limited
   Partnership                     (1)              117,600              2,782,409             255,601                 -

 Kimberly Associates Limited
   Partnership                     (1)              294,000              4,259,949           1,827,490                 -

 Meadowood Townhouses III
   Limited Partnership             (1)              566,000              6,285,999             945,864          (2,500,000)

 Newton Hill Limited
   Partnership                     (1)               60,000              1,015,475             108,186                 -

 Woodmark Limited
   Partnership                     (1)              322,000              3,882,930             811,114                 -

                                               -------------------------------------------------------------------------------
 TOTAL,
 December 31, 1997                              $ 2,072,600         $   29,158,138        $  5,261,040        $ (5,556,338)
                                               ===============================================================================
                                                 Gross Amount at which Carried at
                                                          Close of Period
                                       -------------------------------------------------------

                                                                                                    Accumulated
                                                           Buildings and                            Depreciation
                                            Land            Improvements        Total (2)(3)            (3)

                                       ----------------------------------------------------------------------------
 Brunswick Village Limited
   Partnership                         $   275,000          $  1,810,393       $   2,085,393       $    822,787

 Edmond Estates Limited
   Partnership                             150,000             1,266,171           1,416,171            670,940

 Galion Limited
   Partnership                              60,000               643,182             703,182             70,988

 Indian Valley I Limited
   Partnership                             120,000             2,972,651           3,092,651            991,031

 Indian Valley II Limited
   Partnership                             108,000             2,495,426           2,603,426            813,924

 Indian Valley III Limited
   Partnership                             117,600             3,038,010           3,155,610            980,037

 Kimberly Associates Limited
   Partnership                             294,000             6,087,439           6,381,439          2,191,238

 Meadowood Townhouses III
   Limited Partnership                     566,000             4,731,863           5,297,863          2,144,323

 Newton Hill Limited
   Partnership                              60,000             1,123,661           1,183,661            382,377

 Woodmark Limited
   Partnership                             322,000             4,694,044           5,016,044          1,665,919
                                      -----------------------------------------------------------------------------
 TOTAL,
 December 31, 1997                     $ 2,072,600          $ 28,862,840       $  30,935,440       $ 10,733,564
                                      =============================================================================
                                                                    Life upon which
                                                                    depreciation in
                                                                    latest statement
                                         Date of        Date        of operations is
                                      Construction    Acquired         computed
                                                                       (years)

--------------------------------------------------------------------------------------
 Brunswick Village Limited
   Partnership                            1971          6/85              5-30

 Edmond Estates Limited
   Partnership                            1972          6/85              5-50

 Galion Limited
   Partnership                            1972          7/85              5-50

 Indian Valley I Limited
   Partnership                            1972          6/85              5-50

 Indian Valley II Limited
   Partnership                            1972          6/85              5-50

 Indian Valley III Limited
   Partnership                            1972          6/85              5-50

 Kimberly Associates Limited
   Partnership                            1971          6/85              5-50

 Meadowood Townhouses III
   Limited Partnership                    1972          6/85              5-50

 Newton Hill Limited
   Partnership                            1972          7/85              5-50

 Woodmark Limited
   Partnership                            1971          6/85              5-50

 TOTAL,
 December 31, 1997



                          See notes to Schedule III.

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                               DECEMBER 31, 1997


(1)      Schedule of Encumbrances

                                                                                  Deferred
                                                                                Acquisition
                                                                                 Notes and
                                                              Mortgage            Accrued
   Partnership Name                                            Notes              Interest              Total
   ----------------                                            -----              --------              -----
   Brunswick Village Limited Partnership                   $   640,592          $ 2,176,132          $ 2,816,724

   Edmond Estates Limited Partnership                        1,002,369            2,125,219            3,127,588

   Galion Limited Partnership                                  519,964            1,047,346            1,567,310

   Indian Valley I Limited Partnership                       1,084,153            2,093,397            3,177,550

   Indian Valley II Limited Partnership                      1,084,979            1,358,866            2,443,845

   Indian Valley III Limited Partnership                     1,202,001            1,901,725            3,103,726

   Kimberly Associates Limited Partnership                   1,928,685            3,046,387            4,975,072

   Meadowood Townhouses III Limited
     Partnership                                             2,929,314            4,995,980            7,925,294

   Newton Hill Limited Partnership                             437,871              714,306            1,152,177

   Woodmark Limited Partnership                              1,476,928            3,375,088            4,852,016
                                                            ----------           ----------           ----------

     TOTAL                                                 $12,306,856          $22,834,446          $35,141,302
                                                            ==========           ==========           ==========


(2) The aggregate cost of land for Federal income tax purposes is $2,072,600, and the aggregate costs of buildings and improvements for Federal income tax purposes is $34,619,380. The total of the above-mentioned items is $36,691,980.

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                               DECEMBER 31, 1997

                                  (CONTINUED)


(3)      Reconciliation of real estate

                                                                            Years Ended December 31,
                                                          -----------------------------------------------------------------
                                                              1997                         1996                      1995
                                                              ----                         ----                      ----
         Balance at beginning of period                    $45,660,443                  $45,049,169               $43,987,221

         Improvements during the period                        588,650                    1,061,274                 1,061,948

         Sale of rental properties                         (14,107,315)                      -                           -

         Decrease due to prior years impairment
              losses on rental property                       (394,395)                       -                          -

         Impairment loss on rental property                   (811,943)                    (450,000)                     -
                                                            ----------                  -----------                ----------

         Balance at end of period                          $30,935,440                  $45,660,443               $45,049,169
                                                            ==========                   ==========                ==========



         Reconciliation of accumulated depreciation

                                                                                 Years Ended December 31,
                                                        -----------------------------------------------------------------------
                                                              1997                         1996                      1995
                                                              ----                         ----                      ----
         Balance at beginning of period                    $14,098,487                  $12,743,988               $11,491,517

         Depreciation expense for the period                 1,206,904                    1,354,499                 1,252,471

         Sale of rental properties                          (4,177,432)                         -                         -

         Decrease due to prior year impairment
              losses on rental property                       (394,395)                         -                         -
                                                            ----------                   ----------                ----------

         Balance at end of period                          $10,733,564                  $14,098,487               $12,743,988
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

Directors of NCHP

         Six individuals comprise the Board of Directors of NCHP. Two directors were appointed by the President of the United States, by and with the advice and consent of the Senate.

         Terry Considine (age 50) was elected Chairman, Chief Executive Officer and a Director of NCHP in 1997. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of AIMCO since July 1994, and was President until July 1997. He is the sole owner of Considine Investment Co. and prior to July 1994 was owner of approximately 75% of Property Asset Management, L.L.C., Limited Liability Company, a Colorado limited liability company, and its related entities (collectively, "PAM"), one of the AIMCO Predecessors. On October 1, 1996, Mr. Considine was appointed Co-Chairman and director of Asset Investors Corp. and Commercial Asset Investors, Inc., two other public real estate investment trusts, and appointed as a director of Financial Assets Management, LLC, a real estate investment trust manager. Mr. Considine has been involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College, a J.D. from Harvard Law School and is admitted as a member of the Massachusetts Bar. He served as a Colorado State Senator from 1987 - 1992 and in 1992 was the Republican nominee for election to the United States Senate from Colorado.

         Peter K. Kompaniez (age 52) was elected Vice Chairman, President and a Director of NCHP in 1997. Mr. Kompaniez has been Vice President and a Director of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP and President of NHP Partners since June 1997. Since September 1993, Mr. Kompaniez has owned 75% of PDI Realty Enterprises, Inc., a Delaware corporation ("PDI"), one of AIMCO's predecessors, and serves as its President and Chief Executive Officer. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate. Prior to joining HFC, Mr. Kompaniez was a senior partner with the law firm of Loeb and Loeb where he had extensive real estate and REIT experience. Mr. Kompaniez received a B.A. from Yale College and a J.D. from the University of California (Boalt Hall).

         Susan R. Baron (age 46) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Alan A. Diamonstein (age 66) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is Chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

         Leeann Morein (age 43) was elected Senior Vice President Investor Services and a Director of NCHP in 1997. Ms Morein has served as Senior Vice President Investor Services AIMCO since November 1997. Ms. Morein has served as Secretary of AIMCO since July 1994 and from July 1994 until October 1997 also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly-traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President--Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

         Thomas W. Toomey (age 37) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

         Terry Considine (age 50). See "Directors of NCHP."

         Peter K. Kompaniez (age 52). See "Directors of NCHP."

         Leeann Morein (age 43). See "Directors of NCHP."

         Thomas W. Toomey (age 37). See "Directors of NCHP."

         Joel F. Bonder (age 49) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective with the NHP merger. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

         Steven D. Ira (age 47) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of PAM. Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

         David L. Williams (age 52) has served as Executive Vice President--Operations of NCHP and AIMCO since 1997. Prior to joining AIMCO, Mr. Williams was Senior Vice President of Operations at Evans Withycombe Residential, Inc. from January 1996 to January 1997. Previously, he was Executive Vice President at Equity Residential Properties Trust from October 1989 to December 1995. He has served on National Multi-Housing Council Boards and NAREIT committees. Mr. Williams also served as Senior Vice President of Operations and Acquisitions of US Shelter Corporation from 1983 to 1989. Mr. Williams has been involved in the property management, development and acquisition of real estate properties since 1973. Mr. Williams received his B.A. in education and administration from the University of Washington in 1967.

         Troy D. Butts (age 33) has served as Senior Vice President and Chief Financial Officer of NCHP and AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

         (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

         National Housing Partnership Realty Fund III has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1997:

         (i) The Partnership paid $86,248 for administrative and reporting fees for managing the affairs of the Partnership and for investor services during 1997. In addition, during 1997, the Partnership made payments of $533,737 for previous years' administrative and reporting fees.

         (ii) Annual partnership administration fees of $87,387 are payable, but not yet paid, to the General Partner for its services as General Partner of the Local Limited Partnerships. During 1997, the Local Limited Partnerships made payments of $113,271 for previous years' annual partnership administrative fees.

         (iii) An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by four of the Local Limited Partnerships. During 1997, NHPMC and other affiliates of NCHP earned $568,855 for management fees and other services provided to the Local Limited Partnerships. At December 31, 1997, amounts due to NHPMC by the Local Limited Partnerships amounted to $21,905.

         (iv) In 1997, personnel working at the project sites which were managed by NHPMC were NHPI and NHPMC employees, and therefore the project reimbursed NHPI and NHPMC for their actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1997, was approximately $668,000. At December 31, 1997, trade payables include $9,648 due to NHPMC.

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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)     Documents filed as a part of this report:

                 1.       Financial Statements

                          The financial statements, notes, and reports listed below are included herein:

                                                                                       Page
                                                                                       ----
                                  Independent Auditors' Report                           12

                                  Statements of Financial Position,
                                  December 31, 1997 and 1996                             13

                                  Statements of Operations for the Years
                                  Ended December 31, 1997, 1996 and 1995                 14

                                  Statements of Partners' Deficit for the Years
                                  Ended December 31, 1997, 1996 and 1995                 15

                                  Statements of Cash Flows for the Years Ended
                                  December 31, 1997, 1996 and 1995                       16

                                  Notes to Financial Statements                          17

                                  Schedule III - Real Estate and
                                  Accumulated Depreciation of the Local Limited
                                  Partnerships in which NHP Realty Fund III has
                                  invested, December 31, 1997                            27

                 2.               Financial Statement Schedules

                                  Financial statement schedules for the
                                  Registrant:

                                  Schedule III is included in the financial statements listed under Item 14(a)(1) above. All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

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

                 3.               Exhibits

                                  The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested funds are included as an exhibit to this report and are incorporated herein:

                                                                                       Page
                                                                                       ----
                                  Independent Auditors' Reports                         38

                                  Combined Statements of Financial
                                  Position, December 31, 1997 and 1996                  42

                                  Combined Statements of Operations
                                  for the Years Ended December 31, 1997,
                                  1996, and 1995                                        43

                                  Combined Statements of Partners'
                                  Deficit for the Years Ended
                                  December 31, 1997, 1996 and 1995                      44

                                  Combined Statements of Cash Flows for the
                                  Years Ended December 31, 1997, 1996 and 1995          45

                                  Notes to Combined Financial
                                  Statements                                            48

                                  Exhibit (24) Power of Attorney

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




March 30, 1998                    /s/ Troy D. Butts
--------------                    --------------------------------------
Date                              Troy D. Butts
                                  Senior Vice President and Chief
                                  Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 30, 1998                    /s/ Troy D. Butts
--------------                    ---------------------------------------
Date                              Troy D. Butts
                                  Senior Vice President and Chief
                                  Financial Officer

March 30, 1998                                              *
--------------                    ---------------------------------------------
Date                              Terry Considine, Director



March 30, 1998                                              *
--------------                    ---------------------------------------------
Date                              Susan R. Baron, Director



March 30, 1998                                              *
--------------                    ---------------------------------------------
Date                              Peter K. Kompaniez, Director



March 30, 1998                                              *
--------------                    ---------------------------------------------
Date                              Leeann Morein, Director



March 30, 1998                                              *
--------------                    ---------------------------------------------
Date                              Thomas W. Toomey, Director



March 30, 1998                                              *
--------------                    ---------------------------------------------
Date                              Alan A. Diamonstein, Director



         This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 24 to the Partnership's Form 10-K for the fiscal year ended December 31, 1997. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.


               *By Troy D. Butts pursuant to Power of Attorney.



                              /s/ Troy D. Butts
                              -----------------

Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund III
Indianapolis, IN

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 1997 and 1996, and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the years ended December 31, 1997, 1996 and 1995. This investee's statements of financial position represents total assets constituting 7% of combined total assets at December 31, 1997 and 1996, and net losses in the amounts of $883,000, $61,000 and $72,000 for each of the three years in the period ended December 31, 1997. The financial statements of this investee were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for this investee, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which the Partnership holds a limited partnership interest as of December 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
McLean, VA
March 3, 1998

Independent Auditors' Report



The Partners
Brunswick Village Limited Partnership
Indianapolis, IN

         We have audited the accompanying balance sheet of BRUNSWICK VILLAGE LIMITED PARTNERSHIP, HUD Project No. 031-55075-LDP, as of December 31, 1997, and the related states of profit and loss (on HUD Form No. 92410), of partners' deficiency and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         As set forth in Note 12, Notes to Financial Statements, the Partnership has recognized a loss of $811,943 attributable to the impairment in value of its principal real estate asset in accordance with Statement of Financial Accounting Standards No. 121.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNSWICK VILLAGE LIMITED PARTNERSHIP as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have issued a report dated January 22, 1998, on our consideration of BRUNSWICK VILLAGE LIMITED PARTNERSHIP's internal control and reports dated January 22, 1998, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 15 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


Goldenberg Rosenthal Friedlander
Jenkintown, PA
January 22, 1998

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




Goldenberg Rosenthal Friedlander
Jenkintown, PA
January 25, 1996

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF FINANCIAL POSITION


                                                                                  December 31,
                                                              -------------------------------------------------
                                                                        1997                        1996
                                                                        ----                        ----
                                              ASSETS
                                              ------

Cash and cash equivalents                                           $    630,105                $    750,872
Accounts receivable (Note 2)                                              77,232                     194,383
Tenants' security deposits
  held in trust funds                                                    331,710                     504,457
Prepaid taxes and insurance                                              119,193                     167,382
Deferred finance costs                                                    71,244                     154,274
Mortgage escrow deposits (Note 5)                                      2,018,341                   2,960,432
Rental property, net (Notes 4 and 11)                                 20,201,876                  31,561,956
                                                                     -----------                 -----------

                                                                    $ 23,449,701                $ 36,293,756
                                                                     ===========                 ===========

                                LIABILITIES AND PARTNERS' DEFICIT
                                ---------------------------------

Accounts payable and accrued expenses:
   Accounts payable (Note 9)                                        $    415,692                $    593,317
   Accrued real estate taxes                                             126,994                     122,619
   Due to management agent (NHPMC) (Note 9)                               21,905                      31,119
   Accrued interest on mortgage notes                                      7,107                      11,652
   Due to partners (Note 7)                                            1,563,206                   1,677,390
   Accrued interest on partner loans (Note 7)                          1,344,751                   1,147,838
                                                                     -----------                 -----------

                                                                       3,479,655                   3,583,935

Tenants' security deposits payable                                       333,626                     498,850
Deferred income                                                            5,787                      39,757
Deferred acquisition notes payable (Note 6)                           10,278,044                  14,683,867
Accrued interest on deferred
  acquisition notes (Note 6)                                          12,556,402                  16,743,488
Mortgage notes payable (Note 5)                                       12,306,856                  17,314,114
Partners' deficit                                                    (15,510,669)                (16,570,255)
                                                                     -----------                 -----------

                                                                    $ 23,449,701                $ 36,293,756
                                                                     ===========                 ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS



                                                                                Year Ended December 31,
                                                            ---------------------------------------------------------------
                                                                   1997                    1996                  1995
                                                                   ----                    ----                  ----
REVENUES:
   Rental income (Note 3)                                      $  7,522,222            $  8,523,974          $  8,589,996
   Interest income                                                  113,424                 145,891               144,838
   Other income                                                     277,307                 282,403               262,432
   Gain on disposal of rental properties                            980,293                     -                     -
                                                                -----------             -----------           -----------

                                                                  8,893,246               8,952,268             8,997,266
                                                                -----------             -----------           -----------

EXPENSES:
   Administrative expenses                                          956,329               1,014,031               971,059
   Operating and maintenance expenses                             3,001,959               3,361,064             3,268,140
   Management and other services from
     related party (Note 9)                                         568,855                 625,232               583,446
   Salaries and related benefits to
     related party (Note 9)                                         667,877                 786,391               739,044
   Depreciation and amortization                                  1,214,369               1,364,217             1,262,745
   Taxes and insurance                                            1,022,155               1,072,391             1,002,198
   Financial expenses - primarily interest (Notes 5 and 7)          445,274                 483,739               510,436
   Interest on acquisition notes (Note 6)                         1,189,591               1,378,755             1,379,901
   Other entity expenses                                             23,057                  22,123               129,923
   Impairment loss on rental property (Note 11)                     811,943                 450,000                -
   Annual partnership administrative
     fees to General Partner (Note 7)                                87,387                  97,500                97,500
                                                                -----------             -----------           -----------

                                                                  9,988,796              10,655,443             9,944,392
                                                                -----------             -----------           -----------

NET LOSS BEFORE EXTRAORDINARY ITEM                               (1,095,550)             (1,703,175)             (947,126)

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT                                         3,232,683                    -                     -
                                                                -----------             -----------           -----------

NET PROFIT (LOSS)                                              $  2,137,133            $ (1,703,175)         $   (947,126)
                                                                ===========             ===========           ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                    National
                                     Housing            The
                                   Partnership        National           NHP            Other
                                   Realty Fund        Housing         Investment       Limited
                                       III          Partnership       Partners I       Partner           Total
                                   -----------      -----------       ----------       -------           -----
Deficit at
   January 1, 1995                $(12,427,679)     $(1,042,717)       $(399,756)       $(183)       $(13,870,335)

      Reclassification                  23,972          (23,972)             -            -                   -

      Distributions                    (28,528)            (302)          (1,358)         -               (30,188)

      Net loss                        (936,943)          (6,366)          (3,817)         -              (947,126)
                                 -------------     -------------      ----------        -----       -------------

Deficit at
   December 31, 1995               (13,369,178)      (1,073,357)        (404,931)        (183)        (14,847,649)

      Distributions                    (18,362)            (195)            (874)         -               (19,431)

      Net loss                      (1,675,362)         (15,447)         (12,366)         -            (1,703,175)
                                  ------------     ------------       ----------        -----        ------------

Deficit at
   December 31, 1996               (15,062,902)      (1,088,999)        (418,171)        (183)        (16,570,255)

      Distributions                 (1,041,687)         (18,500)         (17,360)         -            (1,077,547)

      Net profit                     2,080,000           22,793           34,340          -             2,137,133
                                  ------------     ------------       ----------        -----        ------------

Deficit at
   December 31, 1997              $(14,024,589)     $(1,084,706)       $(401,191)       $(183)       $(15,510,669)
                                   ===========       ==========         ========        =====         ===========

Percentage interest
   at December 31, 1995,
   1996 and 1997                        (A)              (B)               (C)           (D)
                                   ===========       ==========         ========        =====

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                        --------------------------------------------------------
                                                                                1997               1996                1995
                                                                                ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Rental receipts                                                       $ 7,386,377        $ 8,313,360        $  8,421,418
      Interest receipts                                                          97,416            134,928             135,559
      Other receipts                                                            267,558            278,180             287,946
      Administrative expenses paid                                             (426,870)          (404,938)           (367,535)
      Administrative salaries paid                                             (379,083)          (430,085)           (405,924)
      Management fees paid                                                     (680,043)          (747,666)           (749,700)
      Computer and accounting fees paid                                         (74,513)           (89,198)            (89,369)
      Utilities paid                                                         (1,196,137)        (1,336,837)         (1,262,837)
      Operating and maintenance expenses paid                                (1,515,780)        (1,925,757)         (1,659,768)
      Operating and maintenance payroll paid                                   (729,107)          (846,797)           (775,432)
      Real estate taxes paid                                                   (464,649)          (525,411)           (492,260)
      Payroll taxes paid                                                        (94,492)          (113,728)           (108,668)
      Miscellaneous taxes paid                                                  (32,239)           (10,949)            (18,306)
      Property insurance paid                                                  (318,523)          (248,182)           (208,310)
      Miscellaneous insurance paid                                             (169,477)          (177,692)           (174,904)
      Interest on mortgage notes paid                                          (112,082)          (158,387)           (191,834)
      Interest on partner loans paid to General Partner                         (61,292)           (78,419)            (10,852)
      Mortgage insurance premium paid                                           (65,123)           (84,336)            (85,974)
      Miscellaneous financial expenses paid                                        (423)              (300)               (747)
      Interest earned on entity funds                                            16,725              2,899                 -
      Payment of partnership administrative fee
         to General Partner                                                    (113,271)           (37,317)           (145,013)
      Payment of accrued interest on deferred acquisition note               (3,044,592)               -                   -
      Payment of other entity expense                                           (19,817)              (471)            (14,520)
                                                                            -----------         ----------          -----------

         Net cash (used in) provided by rental operating activities          (1,729,437)         1,512,897           2,082,970

      Transfer of operating cash to new owner                                   (88,115)               -                   -

      Decrease (increase) in tenants' security deposits
         held in trust fund                                                       6,533            (35,423)             19,174
      (Decrease) increase in tenants' security deposits payable                  (4,092)            21,320             (22,517)
                                                                            -----------         ----------          ----------
         Net cash (used in) provided by operating activities                 (1,815,111)         1,498,794           2,079,627
                                                                            -----------         ----------          ----------





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                                        Years Ended December 31,
                                                                       ----------------------------------------------------------
                                                                               1997               1996                1995
                                                                               ----               ----                ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment purchases                                                      $   (703,309)     $    (985,968)        $(1,044,889)
  Proceeds from disposal of rental property                                   4,288,441              -                  -
  Payments to mortgage escrow deposits                                       (1,414,994)        (1,581,392)         (1,539,584)
  Disbursements from mortgage escrow deposits                                 1,226,291          1,591,480           1,480,302
  Interest earned on mortgage escrow deposits                                   (46,997)          (100,038)            (89,442)
  Decrease (increase) in receivable from mortgagee                               86,074            171,189            (208,443)
                                                                           ------------        -----------         -----------

     Net cash provided by (used in) investing activities                      3,435,506           (904,729)         (1,402,056)
                                                                             ----------        -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on mortgage notes                                      (555,354)          (578,286)           (538,772)
  Distributions to partners                                                  (1,077,547)           (19,431)            (30,188)
  Loans from partners                                                             6,702              6,165               5,549
  Repayment of loans from partners                                             (114,963)               -                (2,392)
                                                                            -----------         ----------         -----------

  Net cash used in financing activities                                      (1,741,162)          (591,552)           (565,803)
                                                                             ----------        -----------         -----------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                              (120,767)             2,513             111,768

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                                                        750,872            748,359             636,591
                                                                            -----------        -----------         -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $    630,105       $    750,872        $    748,359
                                                                            ===========        ===========         ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                                        Years Ended December 31,
                                                                       ----------------------------------------------------------
                                                                                1997               1996                1995
                                                                                ----               ----                ----
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Net profit (loss)                                                     $ 2,137,133        $(1,703,175)       $   (947,126)
                                                                             ----------         ----------         -----------
      Adjustments to reconcile net profit (loss) to net cash
         (used in) provided by operating activities:
            Depreciation and amortization                                     1,214,369          1,364,217           1,262,745
            Extraordinary gain on extinguishment of deferred
                acquisition note principal and interest                      (3,232,683)               -                   -
            Gain on disposal on rental properties                              (980,293)               -                   -
            Impairment loss on rental property                                  811,943            450,000                 -
            Mortgagor entity expenses                                         1,558,236          1,734,347           1,833,545
            Decrease (increase) in receivable from tenants, net                   8,494             (6,328)              7,591
            (Increase) decrease in other receivable                                (125)               271                  59
            Decrease (increase) in receivable from FHA subsidy                    6,791             (1,296)             (2,933)
            Decrease (increase) in insurance proceeds receivable                  6,370             65,422             (39,713)
            Increase in interest receivable                                      (7,413)            (1,442)               (850)
            (Increase) decrease in prepaid taxes and insurance                  (63,824)               496              14,135
            Increase (decrease) in accounts payable                              35,937           (251,517)             88,207
            Decrease in accrued interest on mortgage note                        (3,360)            (2,928)             (3,327)
            Increase (decrease) in accrued real estate taxes                     11,216             (2,904)               (563)
            (Decrease) increase in deferred income                               (5,434)            (8,157)             29,614
            (Decrease) increase in management fee payable                        (4,547)           (10,801)              2,506
            Payment of interest on partner loans                                (61,292)           (78,419)            (10,852)
            Payment of partnership administrative fee to
              General Partner                                                  (113,271)           (37,317)           (145,013)
            Payment of other entity expense                                     (19,817)              (471)            (14,520)
            Interest earned on entity funds                                      16,725              2,899                 -
            Decrease in deferred costs                                              -                  -                 9,465
            Payment of interest on deferred acquisition note                 (3,044,592)               -                   -
            Transfer of operating cash to new owner                             (88,115)               -                   -
            Decrease (increase) in tenants' security deposits
              held in trust fund                                                  6,533            (35,423)             19,174
            (Decrease) increase in tenants' security deposits
              payable                                                            (4,092)            21,320             (22,517)
                                                                             ----------         ----------         -----------

              Total adjustments                                              (3,952,244)         3,201,969           3,026,753
                                                                             ----------         ----------          ----------

NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                                                     $(1,815,111)       $ 1,498,794         $ 2,079,627
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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund III (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

         Significant Accounting Policies

         The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. For nine of the Local Limited Partnerships, depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy, whereas, for one of the Local Limited Partnerships, depreciation of the buildings and improvements is computed using the straight-line method, assuming a 30-year life and a 30% salvage value. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Cash distributions are limited by the Regulatory Agreements between the rental projects and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis. Organization costs are amortized over a 60 month period on a straight-line basis.

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

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



2.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                         1997          1996
                                                         ----          ----
         Due from tenants                             $  87,942      $123,982
         Due from mortgagee                                 -          86,074
         Interest                                        21,199        26,794
         Insurance proceeds                                 -           6,370
         Other                                            5,291        11,957
                                                       --------       -------

                                                        114,432       255,177

         Less allowance for doubtful accounts           (37,200)      (60,794)
                                                       --------       -------

         Net accounts receivable                      $  77,232      $194,383
                                                       ========       =======


3.       HOUSING ASSISTANCE AGREEMENTS

         During 1997, the Federal Housing Administration (FHA) contracted with eleven rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five-year renewal options. The agreements expire at various dates through 1998. Ten Local Limited Partnerships have agreements in effect during 1997. The Local Limited Partnerships received a total of $1,785,057, $1,985,238 and $1,999,593 in the form of housing assistance payments during 1997, 1996 and 1995, respectively, which is included in "Rental income" on the combined statements of operations.

         All of the units (503 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 1998.

         Contracts for 285 of these units expire on or prior to September 30, 1998, and Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. Contracts covering the remaining 218 units expire in October and November, 1998. It is uncertain whether the agreements will be renewed, and if so, on what terms.

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 units, 41 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.


4.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                  December 31,
                                                  -------------------------------------------
                                                           1997                   1996
                                                           ----                   ----
         Land                                         $  2,072,600           $  2,992,600
         Building and improvements                      24,362,182             36,409,389
         Furniture and equipment                         4,500,658              6,258,454
                                                       -----------            -----------

                                                        30,935,440             45,660,443
         Less accumulated depreciation                 (10,733,564)           (14,098,487)
                                                       -----------            -----------

         Net rental property                          $ 20,201,876           $ 31,561,956
                                                       ===========            ===========


5.       MORTGAGE NOTES PAYABLE

         The mortgage notes payable are insured by FHA and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. FHA, under an interest reduction contract with Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the 40-year terms of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

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

         Approximate maturities of mortgage notes payable for the next five years are as follows:

                             1998           $   498,000
                             1999               535,000
                             2000               575,000
                             2001               617,000
                             2002               663,000
                       Thereafter             9,419,000
                                             ----------

                                            $12,307,000
                                             ==========


6.       DEFERRED ACQUISITION NOTES PAYABLE

         The deferred acquisition notes bear simple interest at rates of 9% or 10% per annum. These notes are nonrecourse and are collateralized by partnership interests in all of the Local Limited Partnerships. Principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or maturity dates in 1999, except for the Meadowood Townhouses III Limited Partnership note discussed below. The notes may be prepaid in whole or in part at any time without penalty.

         On May 2, 1996, the Meadowood Townhouses III Limited Partnership entered into Agreement of Sale with Community Preservation and Development Corporation, pursuant to the terms of the Low Income Housing Preservation and Homeownership Act of 1990 ("LIHPRHA") to sell Meadowoods Associates III Local Partnership. The purchase price was to be based on the project's Transfer Preservation Value, as approved by HUD. Settlement was pending Congressional appropriation of LIHPRHA funds to HUD. This appropriation did not transpire and therefore this sale opportunity expired. In connection with the expired sale opportunity, a Forebearance Agreement was executed, which extended the maturity date of the deferred acquisition note in the amount of $4,995,980 including accrued interest at December 31, 1997, made by the Meadowood Townhouses III Limited Partnership. Under the terms of this agreement, the initial period of forebearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forebearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan to the note holders, and to negotiate and close such plan. The General Partner is currently attempting to negotiate an extension of the due date of the deferred acquisition note. If such an extension is not negotiated, the Partnership shall cause title to the Partnership's interest in the Local Limited Partnership to be conveyed to the note holders. There can be no assurance that the efforts will be successful.


7.       PAYABLES DUE PARTNERS

         The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of $87,387, $97,500 and $97,500 during 1997, 1996 and 1995, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1997,

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



1996 and 1995, the Local Limited Partnerships paid $113,271, $37,317 and $145,013 for such fees, respectively. The balances owed to the General Partner for these fees were $411,739 and $437,623 at December 31, 1997 and 1996, respectively.

         During 1997, 1996 and 1995, the General Partner advanced $26,668, $30,715 and $120,952 to twelve, seven and ten of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1997 and 1995, loans of $100,517 and $2,392, respectively, were repaid by five and four Local Limited Partnerships. There were no repayments made during 1996. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1997 and 1996, was $631,633 and $705,482, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

         During 1997, 1996 and 1995, the Partnership made no advances to the Local Limited Partnerships. During 1997, loans of $14,446 were repaid one Local Limited Partnership. There were no repayments made during 1996 and 1995. The balance owed to the Partnership by the Local Limited Partnerships at December 31, 1997 and 1996, was $519,834 and $534,280, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

         During 1997, 1996 and 1995, respectively, interest on advances from the Partnership and the General Partner of $258,205, $234,470 and $226,220 was recorded, and $61,292, $78,419 and $10,852 of interest relating to prior years was repaid.

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

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



         A reconciliation follows:


                                                                    Years Ended December 31,
                                                     -------------------------------------------------------
                                                           1997               1996                1995
                                                           ----               ----                ----
         Net profit (loss) per financial statements    $ 2,137,133        $(1,703,175)       $   (947,126)

         Depreciation and amortization                    (676,800)        (1,046,233)         (1,073,733)
         Interest on acquisition notes payable            (355,345)          (164,793)           (138,644)
         Impairment loss on rental property                811,943            450,000                 -
         Accrued interest on partner loans                 210,563            154,171             212,738
         Net income from dispositions                    6,253,777                -                   -
         Other                                             143,307            (30,467)            149,356
                                                       -----------       ------------         -----------

         Loss per tax returns                          $ 8,524,578        $(2,340,497)        $(1,797,409)
                                                        ==========         ==========          ==========


9.       RELATED PARTY TRANSACTIONS

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by four of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a wholly owned subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $568,855, $625,232 and $583,446 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $21,905 and $31,119, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1997, 1996 and 1995, were approximately $668,000, $786,000 and $739,000, respectively. At December 31, 1997 and 1996 account payable included $9,648 and $2,309 due to NHPMC and NHPI, respectively.

10.      FUTURE OPERATIONS AND CASH FLOWS

         The Meadowood Townhouses III Limited Partnership's continued existence as a going concern is dependent on the Local Limited Partnership's ability to repay the principal and accrued interest on the deferred acquisition notes, or to negotiate further amendments of the terms of the note and the related forbearance documents. The Local Limited Partnership has, for the past several years, generated losses which have been funded through loans from the partners. The Local Limited Partnership has minimal cash and is generating negative cash flows. The partners are under no

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



obligation to provide such funding in the future. Should the Meadowood Townhouses III Limited Partnership cease to exist as a going concern, there could be significant tax consequences to the partners in the Partnership. The General Partner intends to manage the Local Limited Partnership prudently so as to produce positive cash flows from their operations, thus allowing for adequate cash distributions.

         The total assets, deficit, revenues, and net loss before extraordinary item of Meadowoods Townhouses III Limited Partnership represent 16%, 29%, 17% and 4%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1997 and for the year then ended.


11.      IMPAIRMENT LOSS ON RENTAL PROPERTY

         In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. This Statement requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

         During 1997, Brunswick Village Limited Partnership recognized an impairment loss on its rental property in the amount of $811,943. The Partnership and NHP are actively pursuing a plan to dispose of their interests in the Local Limited Partnership. As a result, the estimated net cash flow was less than the carrying amount at December 31, 1997. The Local Limited Partnership has used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

         During 1996, Galion Limited Partnership recognized an impairment loss on its rental property in the amount of $450,000. Because the Local Limited Partnership's deferred acquisition note is due December 20, 1999, the Local Limited Partnership estimated net cash flow only for the period January 1, 1997 to December 20, 1999. As a result of this limited holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The Local Limited Partnership has used the Direct Capitalization Method to estimate the fair value of the rental property.

         Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1997. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

12.      NON-CASH INVESTING ACTIVITY

         During 1997 and 1996, four and five of the Local Limited
Partnerships incurred costs of $19,161 and $145,744, respectively, for additions to rental property which are included in accounts payable.

                 NATIONAL HOUSING PARTNERSHIPS REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




13.      CONTINGENCY

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Local Limited Partnerships record impairment losses on their rental property when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Woodmark and Indian Valley I, II, and III Local Limited Partnerships estimate of cash flows anticipates that they will be able to successfully refinance, restructure, or renegotiate their deferred acquisition note payable which are due in 1999. If the these Local Limited Partnerships are unsuccessful in these efforts, the Partnerships estimate of undiscounted cash flows will change resulting in the need to write-down the rental property to fair value.

14.      DISPOSALS OF RENTAL PROPERTIES

        On May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997, funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,387, comprised of $1,558,252 for Meadowoods Apartments I and $1,778,135 for Meadowood Apartments II. The holders of the deferred acquisition notes were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Meadowood Townhouses I Limited Partnership's gain from this transaction has been recorded in the combined statements of operations for the year ended December 31, 1997, as an extraordinary item - gain on extinguishment of debt of $3,232,683.

         During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $5,746,892, which is above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the deferred acquisition note and accrued interest totaling $3,505,225 due to the note holders. Final settlement occurred on July 31, 1997. Elden Limited Partnership's gain of $1,093,975 has been recorded in the combined statements of operations for the year ended December 31, 1997 as a gain on disposal of rental property.


15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by the FHA and are secured by the rental property. The operations generated by the rental property are subject to various government rules, regulations and restrictions which make it impracticable to obtain the information to estimate the fair value of the mortgage note and the partner loans and related accrued interest. For the deferred acquisition notes and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.