Form 10-Q
period 1998-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1998-05-15
CIK 769028

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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



                        9200 KEYSTONE CROSSING, SUITE 500
                        INDIANAPOLIS, INDIANA 46240-7602
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (317) 817-7500
              (Registrant's telephone number, including area code)

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
                        STATEMENTS OF FINANCIAL POSITION

                                                                                March 31,
                                                                                  1998          December 31,
                                                                               (Unaudited)         1997
                                                                              ------------      ------------
                                     ASSETS
Cash and cash equivalents                                                      $ 544,172        $ 538,513
Investments in and advances to Local Limited Partnerships (Note 2)                87,108           87,108
                                                                               ---------        ---------

                                                                               $ 631,280        $ 625,621
                                                                               =========        =========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Administrative and reporting fee payable to General Partner (Note 3)       $  21,562        $    --
    Accrued expenses                                                              54,640           40,890
                                                                               ---------        ---------

                                                                                  76,202           40,890
                                                                               ---------        ---------

Partners' equity (deficit):
    General Partner -- The National Housing Partnership (NHP)                    (89,699)         (89,402)
    Original Limited Partner -- 1133 Fifteenth Street Three Associates .         (94,599)         (94,302)
    Other Limited Partners -- 11,500 investment units                            739,376          768,435
                                                                               ---------        ---------

                                                                                 555,078          584,731
                                                                               ---------        ---------

                                                                               $ 631,280        $ 625,621
                                                                               =========        =========

                       See notes to financial statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                 1998            1997
                                                 ----            ----
REVENUES:

    Interest income                            $  6,283        $  1,272
                                               --------        --------


COSTS AND EXPENSES:

    Administrative and reporting fees to
      General Partner (Note 3)                   21,562          21,562
    Other operating expenses                     14,374          13,339
                                               --------        --------

                                                 35,936          34,901
                                               --------        --------

NET LOSS                                       $(29,653)       $(33,629)
                                               ========        ========

NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                             $(29,059)       $(32,957)
                                               ========        ========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                         $     (3)       $     (3)
                                               ========        ========

                       See notes to financial statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                     STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                   (UNAUDITED)


                                           The National         1133
                                              Housing         Fifteenth           Other
                                            Partnership     Street Three         Limited
                                               (NHP)         Associates         Partners           Total
                                           ------------      ----------        ----------        ---------
Deficit at January 1, 1998                 $ (89,402)        $ (94,302)        $ 768,435         $ 584,731

Net loss -- three months ended
  March 31, 1998                                (297)             (297)          (29,059)          (29,653)
                                           ---------         ---------         ---------         ---------

Equity (deficit) at March 31, 1998         $ (89,699)        $ (94,599)        $ 739,376         $ 555,078
                                           =========         =========         =========         =========

Percentage interest at March 31, 1998              1%                1%               98%              100%
                                           =========         =========         =========         =========
                                                  (A)              (B)               (C)

(A)      General Partner

(B)      Original Limited Partner

(C)      Consists of 11,500 investment units of 0.008522% held by 921 investors


                       See notes to financial statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      1998            1997
                                                                   ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received                                              $   6,283        $   1,272
    Operating expenses paid                                             (624)          (1,339)
                                                                   ---------        ---------

    Net cash provided by (used in) operating activities                5,659              (67)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                            538,513          140,782
                                                                   ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 544,172        $ 140,715
                                                                   =========        =========

RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net loss                                                      $ (29,653)       $ (33,629)
                                                                   ---------        ---------
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
         Increase in administrative and reporting
                  fees payable                                        21,562           21,562
         Increase in accrued expenses                                 13,750           12,000
                                                                   ---------        ---------

         Total adjustments                                            35,312           33,562
                                                                   ---------        ---------

    Net cash provided by (used in) operating activities            $   5,659        $     (67)
                                                                   =========        =========

                       See notes to financial statements

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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund III's Annual Report filed in Form 10-K for the year ended December 31, 1997.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in Brunswick Village Limited Partnership and 94.5% limited partnership interests (98% with respect to allocation of losses) in nine other Local Limited Partnerships. The Partnership also acquired a 99% limited partnership interest in Meadowood Townhouses I Limited Partnership which owns a 99% limited partnership interest in an operating limited partnership which held title to two rental housing properties until their sale on July 15, 1997. The Partnership additionally acquired a 99% interest in Meadowood Townhouses III Limited Partnership which owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in these operating limited partnerships is 98.01%.

         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in the twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $315,210 of losses from these twelve Local Limited Partnerships during the three months ended March 31, 1997. During the year ended December 31, 1997, three properties owned by two Local Limited Partnerships were sold, and as a result the Partnership's investment in these Local Limited Partnerships is $87,108. The Partnership did not recognize $196,964 of losses from the remaining ten Local Limited Partnerships during the three months ended March 31, 1998. As of March 31, 1998 and December 31, 1997, the Partnership has not recognized a total of $13,946,804 and $13,749,840, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining ten Local Limited Partnerships has been reduced to zero at March 31, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of March 31, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

         The following are combined statements of operations for the three months ended March 31, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

                        COMBINED STATEMENTS OF OPERATIONS



                                                    Three Months Ended March 31,
                                                   ------------------------------
                                                       1998               1997
                                                   -----------        -----------
Rental income                                      $ 1,571,221        $ 2,165,933
Other income                                            77,844             84,988
                                                   -----------        -----------

    Total income                                     1,649,065          2,250,921
                                                   -----------        -----------

Operating expenses                                   1,045,339          1,449,050
Interest, taxes and insurance                          565,532            776,729
Depreciation                                           238,891            346,469
                                                   -----------        -----------

    Total expenses                                   1,849,762          2,572,248
                                                   -----------        -----------

Net loss                                           $  (200,697)       $  (321,327)
                                                   ===========        ===========

National Housing Partnership Realty Fund III
   share of losses                                 $  (196,964)       $  (315,210)
                                                   ===========        ===========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,562 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $21,562 at March 31, 1998, while there were no fees due at December 31, 1997.

         Accrued administrative and reporting fees payable to the General Partner are paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward-looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

Net cash provided by operations for the three months ended March 3 1998 was $5,659 as compared to net cash used in operations of $67 for the three months ended March 31, 1997. The increase in net cash provided by operations resulted primarily from an increase in interest income received and a decrease in operating expenses paid during the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of March 31, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of December 31, 1997, investments in ten Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1998 and 1997, respectively. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents of $544,172 on hand at March 31, 1998, plus any distributions from the underlying operations of the combined Local Limited Partnerships, is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes related to Meadowood Townhouses III Limited Partnership as discussed below reached final maturity in January 1998. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

On May 2, 1996, the Meadowood Townhouses III Limited Partnership entered into Agreement of Sale with Community Preservation and Development Corporation, pursuant to the terms of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). The purchase price was to be based on the project's Transfer Preservation Value, as approved by HUD. Settlement was pending Congressional appropriation of LIHPRHA funds to HUD. This appropriation did not transpire and therefore this sale opportunity expired. In connection with the expired sale opportunity, a Forebearance Agreement was executed, which extended the maturity date of the deferred acquisition note in the amount of $4,995,980 including accrued interest at December 31, 1997, made by the Meadowood Townhouses III Limited Partnership. Under the terms of this agreement, the initial period of forebearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forebearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan to the note holders, and to negotiate and close such plan. The General Partner is currently attempting to negotiate an extension of the due date of the deferred acquisition note. If such an extension

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


is not negotiated, the Partnership shall cause title to the Partnership's interest in the Local Limited Partnership to be conveyed to the note holders. There can be no assurance that the efforts will be successful.


RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in twelve Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund III were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's had a net loss of $29,653 for the three months ended March 31, 1998 compared to a net loss of $33,629 for the three months ended March 31, 1997. Net loss per unit of limited partnership interest was $3 for the 11,500 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in interest income. The Partnership did not recognize $196,964 of its allocated share of losses from the ten Local Limited Partnerships for the three months ended March 31, 1998, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $118,246 between periods, primarily due to the decrease in number of rental properties owned by the Partnership in the three months ended March 31, 1998 compared to the three months ended March 31, 1997 as a result of the sales of three rental properties during the third quarter of 1997.

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



                     NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                     (Registrant)


                       By:  The National Housing Partnership,
                            its sole General Partner


                       By:  National Corporation for Housing
                            Partnerships, its sole General Partner



May 14, 1998           By:  /s/
------------                ---------------------------------------
                            Troy D. Butts
                            As Senior Vice President and Chief Financial Officer