Form 10-Q
period 1998-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1998-08-14
CIK 769028

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes   X         No
    -----         ------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                       STATEMENTS OF FINANCIAL POSITION


                                                                             June 30,
                                                                               1998         December 31,
                                                                            (Unaudited)         1997
                                                                           ------------     ------------

                                    ASSETS
                                    ------

Cash and cash equivalents                                                   $ 506,015        $ 538,513
Investments in and advances to Local Limited Partnerships (Note 2)             87,108           87,108
                                                                            ---------        ---------

                                                                            $ 593,123        $ 625,621
                                                                            =========        =========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                  ------------------------------------------

Liabilities:
   Administrative and reporting fee payable to General Partner (Note 3)     $  43,124         $      -
   Accrued expenses                                                            23,300           40,890
                                                                            ---------        ---------

                                                                               66,424           40,890
                                                                            ---------        ---------

Partners' equity (deficit):
   General Partner -- The National Housing Partnership (NHP)                  (89,982)         (89,402)
   Original Limited Partner -- 1133 Fifteenth Street Three Associates         (94,882)         (94,302)
   Other Limited Partners -- 11,500 investment units                          711,563          768,435
                                                                            ---------        ---------

                                                                              526,699          584,731
                                                                            ---------        ---------

                                                                            $ 593,123        $ 625,621
                                                                            =========        =========


                      See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                  ------------------------        ------------------------
                                                    1998           1997             1998            1997
                                                  --------        --------        --------        --------
REVENUES:
   Distributions and repayments received in
    excess of investment in and advances to
    Local Limited Partnerships (Note 2)          $       -        $ 15,698       $       -        $ 15,698
   Interest income                                   5,608           1,428          11,891           2,700
                                                  --------        --------        --------        --------

                                                     5,608          17,126          11,891          18,398
                                                  --------        --------        --------        --------

COSTS AND EXPENSES:
   Administrative and reporting fees to
    General Partner (Note 3)                        21,562          21,562          43,124          43,124
   Other operating expenses                         12,425          11,221          26,799          24,560
                                                  --------        --------        --------        --------


                                                    33,987          32,783          69,923          67,684
                                                  --------        --------        --------        --------

NET LOSS                                          $(28,379)       $(15,657)       $(58,032)       $(49,286)
                                                  ========        ========        ========        ========

NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                                $(27,813)       $(15,343)       $(56,872)       $(48,300)
                                                  ========        ========        ========        ========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                            $     (2)       $     (1)       $     (5)       $     (4)
                                                  ========        ========        ========        ========




                      See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                   STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                 (UNAUDITED)



                                                              The National           1133
                                                                Housing            Fifteenth            Other
                                                              Partnership         Street Three         Limited
                                                                 (NHP)             Associates         Partners           Total
                                                               ---------           ----------         --------           -----

Deficit at January 1, 1998                                    $    (89,402)       $    (94,302)       $ 768,435        $ 584,731

Net loss -- six months ended
  June 30, 1998                                                       (580)               (580)         (56,872)         (58,032)
                                                              ------------        ------------        ---------        ---------

Equity (deficit) at June 30, 1998                             $    (89,982)       $    (94,882)       $ 711,563        $ 526,699
                                                              ============        ============        =========        =========

Percentage interest at June 30, 1998                                     1%                  1%              98%             100%
                                                              ============        ============        =========        =========
                                                                       (A)                 (B)              (C)

(A) General Partner
(B) Original Limited Partner
(C) Consists of 11,500 investment units of 0.008522% held by 927 investors


                      See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                 Six Months Ended June 30,
                                                              -----------------------------
                                                                  1998             1997
                                                              -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received in excess of investment in
      Local Limited Partnerships                              $        -        $  15,698
   Interest received                                              11,891            2,700
   Operating expenses paid                                       (44,389)         (44,155)
                                                               ---------        ---------

   Net cash used in operating activities                         (32,498)         (25,757)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                         538,513          140,782
                                                               ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 506,015        $ 115,025
                                                               =========        =========

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
   Net loss                                                    $ (58,032)       $ (49,286)
                                                               ---------        ---------
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Increase in administrative and reporting
        fees payable                                              43,124           43,124
      Decrease in accrued expenses                               (17,590)         (19,595)
                                                               ---------        ---------

      Total adjustments                                           25,534           23,529
                                                               ---------        ---------

   Net cash used in operating activities                       $ (32,498)       $ (25,757)
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

      Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in the twelve Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $662,004 of losses from these twelve Local Limited Partnerships during the six months ended June 30, 1997. During the year ended December 31, 1997, three properties owned by two Local Limited Partnerships were sold, and as a result the Partnership's investment in these Local Limited Partnerships is $87,108. The Partnership did not recognize $528,579 of losses from the remaining ten Local Limited Partnerships during the six months ended June 30, 1998. As of June 30, 1998 and December 31, 1997, the Partnership has not recognized a total of $14,278,419 and $13,749,840, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

      Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining ten Local Limited Partnerships has been reduced to zero at June 30, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

      No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of June 30, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.


      The following are combined statements of operations for the three and six months ended June 30, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS


                      COMBINED STATEMENTS OF OPERATIONS



                                                                  Three Months Ended                       Six Months Ended
                                                                       June 30,                                June 30,
                                                            ------------------------------        ------------------------------
                                                                1998               1997               1998               1997
                                                            ------------       -----------        -----------        -----------
Rental income                                               $ 1,489,486        $ 2,153,127        $ 3,060,707        $ 4,319,060
Other income                                                     64,997             98,334            142,841            183,322
                                                            -----------        -----------        -----------        -----------

   Total income                                               1,554,483          2,251,461          3,203,548          4,502,382
                                                            -----------        -----------        -----------        -----------

Operating expenses                                            1,123,151          1,544,577          2,168,490          2,993,627
Interest, taxes and insurance                                   533,356            715,864          1,098,888          1,492,593
Depreciation                                                    235,524            343,987            474,415            690,456
                                                            -----------        -----------        -----------        -----------

   Total expenses                                             1,892,031          2,604,428          3,741,793          5,176,676
                                                            -----------        -----------        -----------        -----------

Net loss                                                    $  (337,548)       $  (352,967)       $  (538,245)       $  (674,294)
                                                            ===========        ===========        ===========        ===========

National Housing Partnership
 Realty Fund III share of losses                            $  (331,615)       $  (346,794)       $  (528,579)       $  (662,004)
                                                            ===========        ===========        ===========        ===========


(3)   TRANSACTIONS WITH THE GENERAL PARTNER

      During the six month periods ended June 30, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,124 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $43,124 at June 30, 1998, while there were no fees due at December 31, 1997.

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


Net cash used in operations for the six months ended June 30, 1998 was $32,498 as compared to net cash used in operations of $25,757 for the six months ended June 30, 1997. The increase in net cash used in operations resulted primarily from a decrease in distributions received in excess of investment in Local Limited Partnerships, partially offset by an increase in interest income received during the six months ended June 30, 1998, compared to the six months ended June 30, 1997.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of June 30, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1998, investments in ten Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1998, while cash distributions of $15,698 were received from two Local Limited Partnerships during the six months ended June 30, 1997. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents of $506,015 on hand at June 30, 1998, plus any distributions from the underlying operations of the combined Local Limited Partnerships, is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. The deferred acquisition notes related to Meadowood Townhouses III Limited Partnership as discussed below reached final maturity in January 1998. The deferred acquisition note related to Brunswick Village Limited Partnership will reach final maturity in February 1999. The notes related to the other eight Local Limited Partnerships will reach final maturity during December 1999. All notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

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

The Partnership's had a net loss of $58,032 for the six months ended June 30, 1998 compared to a net loss of $49,286 for the six months ended June 30, 1997. Net loss per unit of limited partnership interest increased from $4 to $5 for the 11,500 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships, partially offset by an increase in interest income. The Partnership did not recognize $528,579 of its allocated share of losses from the ten Local Limited Partnerships for the six months ended June 30, 1998, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $133,425 between periods, primarily due to the decrease in number of rental properties owned by the Partnership during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 as a result of the sales of three rental properties during the third quarter of 1997.

PART II - OTHER INFORMATION

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit No.
            -----------

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



                        NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        --------------------------------------------
                        (Registrant)


                        By:   The National Housing Partnership,
                              its sole General Partner


                        By:   National Corporation for Housing
                              Partnerships, its sole General Partner



August 14, 1998         By:                          /s/
---------------               ----------------------------------------------------
                              Troy D. Butts
                              As Senior Vice President and Chief Financial Officer

