Form 10-Q
period 1998-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1998-11-16
CIK 769028

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                                            September 30,
                                                                                                 1998             December 31,
                                                                                             (Unaudited)              1997
                                                                                            -------------         ------------
                                     ASSETS
                                     ------
Cash and cash equivalents                                                                      $ 509,316             $ 538,513
Investments in and advances to Local Limited Partnerships (Note 2)                                73,200                87,108
                                                                                                --------              --------

                                                                                               $ 582,516             $ 625,621
                                                                                                ========              ========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------

Liabilities:
    Administrative and reporting fee payable to General Partner (Note 3)                       $  64,686             $     -
    Accrued expenses                                                                              32,555                40,890
                                                                                                --------              --------

                                                                                                  97,241                40,890
                                                                                                --------              --------

Partners' equity (deficit):
   General Partner -- The National Housing Partnership (NHP)                                     (90,397)              (89,402)
   Original Limited Partner -- 1133 Fifteenth Street Three Associates                            (95,297)              (94,302)
   Other Limited Partners -- 11,500 investment units                                             670,969               768,435
                                                                                                --------              --------

                                                                                                 485,275               584,731
                                                                                                --------              --------

                                                                                               $ 582,516             $ 625,621
                                                                                                ========              ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                  -------------------------          -------------------------
                                                                    1998            1997               1998             1997
                                                                  -------         ---------          ---------        --------
REVENUES:
   Share of income from Local Limited Partnerships               $    -          $  357,860         $      -         $ 357,860
   Distributions and repayments received in excess
    of investment in Local Limited Partnerships                       -              16,310                -            32,008
   Interest income                                                  4,292             6,642             16,183           9,342
                                                                  -------         ---------          ---------        --------

                                                                    4,292           380,812             16,183         399,210
                                                                  -------        ----------          ---------        --------

COSTS AND EXPENSES:
   Administrative and reporting fees to
    General Partner (Note 3)                                       21,562            21,562             64,686          64,686
   Other operating expenses                                        24,154            13,069             50,953          37,629
                                                                  -------       -----------          ---------        --------

                                                                   45,716            34,631            115,639         102,315
                                                                  -------       -----------          ---------        --------

(LOSS) PROFIT BEFORE
  EXTRAORDINARY ITEM                                              (41,424)          346,181            (99,456)        296,895

EXTRAORDINARY ITEM - SHARE FROM
    LOCAL LIMITED PARTNERSHIP OF
    GAIN ON EXTINGUISHMENT OF DEBT                                    -             677,126                -           677,126
                                                                  -------        ----------          ---------        --------

NET (LOSS) PROFIT                                                $(41,424)       $1,023,307         $  (99,456)      $ 974,021
                                                                  =======         =========          =========        ========

(LOSS) PROFIT BEFORE EXTRAORDINARY
  ITEM ASSIGNABLE TO OTHER LIMITED PARTNERS                      $(40,594)       $  339,257         $  (97,466)      $ 290,957

EXTRAORDINARY ITEM - GAIN FROM LOCAL
  LIMITED PARTNERSHIP ON EXTINGUISHMENT
  OF DEBT ASSIGNABLE TO OTHER LIMITED PARTNERS                        -             663,584                -           663,584
                                                                  -------         ---------          ---------       ---------

NET (LOSS) PROFIT ASSIGNABLE TO OTHER
  LIMITED PARTNERS                                               $(40,594)       $1,002,841         $  (97,466)      $ 954,541
                                                                  =======         =========          =========        ========

(LOSS) PROFIT BEFORE EXTRAORDINARY
  ITEM PER OTHER LIMITED PARTNERSHIP INTEREST                    $     (4)       $       29         $       (8)      $      25

EXTRAORDINARY ITEM - GAIN FROM LOCAL
  LIMITED PARTNERSHIP ON EXTINGUISHMENT
  DEBT PER OTHER LIMITED PARTNERSHIP INTEREST                         -                  58                -                58
                                                                  -------         ---------          ---------        --------

 NET (LOSS) PROFIT PER OTHER LIMITED
  PARTNERSHIP INTEREST                                           $     (4)       $       87         $       (8)      $      83
                                                                  =======         =========          =========        ========



                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (UNAUDITED)



                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership      Street Three       Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----
Deficit at January 1, 1998               $  (89,402)       $ (94,302)       $ 768,435        $ 584,731

Net loss -- nine months ended
  September 30, 1998                           (995)            (995)         (97,466)         (99,456)
                                          ---------         --------         --------         --------

Equity (deficit) at
  September 30, 1998                     $  (90,397)       $ (95,297)       $ 670,969        $ 485,275
                                          =========         =========        ========         ========

Percentage interest at
  September 30, 1998                              1%               1%              98%             100%
                                          =========         ========         ========         ========
                                                (A)              (B)              (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 11,500 investment units





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          Nine Months Ended September 30,
                                                                                        -----------------------------------
                                                                                             1998                    1997
                                                                                        ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions from Local Limited Partnerships                                          $   13,908             $1,034,986
   Distributions received in excess of investment in
     Local Limited Partnerships                                                                  -                   15,698
   Payment of administrative and reporting fees to
     General Partner                                                                             -                 (619,985)
   Interest received                                                                          16,183                  9,342
   Operating expenses paid                                                                   (59,288)               (48,224)
                                                                                           ---------              ---------

   Net cash (used in) provided by operating activities                                       (29,197)               391,817

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of advances to Local Limited Partnerships                                           -                   16,310
                                                                                           ---------              ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                                (29,197)               408,127

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                                     538,513                140,782
                                                                                           ---------              ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  509,316             $  548,909
                                                                                           =========              =========

RECONCILIATION OF NET (LOSS) PROFIT TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net (loss) profit                                                                       $  (99,456)            $  974,021
                                                                                           ---------              ---------
  Adjustments to reconcile net (loss) profit to net cash
      (used in) provided by operating activities:
         Repayment of advances to Local Limited Partnerships                                     -                  (16,310)
         Distributions from Local Limited Partnerships                                        13,908              1,034,986
         Share of income from Local Limited Partnerships                                         -                 (357,860)
         Share of gain on extinguishment of debt                                                 -                 (677,126)
         Increase in prepaid expenses                                                            -                  (21,562)
              Increase (decrease) in administrative
                  and reporting fees payable                                                  64,686               (533,737)
         Decrease in accrued expenses                                                         (8,335)               (10,595)
                                                                                           ---------              ---------

         Total adjustments                                                                    70,259               (582,204)
                                                                                           ---------              ---------

   Net cash (used in) provided by operating activities                                    $  (29,197)            $  391,817
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

         The General Partner raised capital for the Partnership by offering and selling to additional limited partners 11,500 investment units. The Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve Local Limited Partnerships, which were organized to directly or indirectly own and operate existing rental housing projects.

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

         Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in the twelve Local Limited Partnerships had been reduced to zero. During the nine months ended September 30, 1997, three properties owned by two Local Limited Partnerships were sold. As a result the Partnership recognized income of $357,860 from the gain on sale of Elden Terrace and an extraordinary gain of $677,126 on the extinguishment of debt related to the sale of Meadowoods I and II. Both the gain on sale and the extraordinary gain were recorded after recognizing previously unrecognized losses of $568,164 and $2,347,585, respectively. As a result of these sales the Partnership's investment in these Local Limited Partnerships is $73,200 as of September 30, 1998. The Partnership did not recognize $691,089 and $806,272 of losses from the other ten Local Limited Partnerships during the nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998 and December 31, 1997, the Partnership has not recognized a total of $14,440,929 and $13,749,840, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining ten Local Limited Partnerships has been reduced to zero at September 30, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1998 and 1997. Repayments of $16,310 and accrued interest of $5,178 were made by two Local Limited Partnerships to the Partnership during the nine months ended September 30, 1997. No repayments were made during the nine months ended September 30, 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of September 30, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         The following are combined statements of operations for the three and nine months ended September 30, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS



                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                               -------------------------------    ---------------------------------
                                                     1998              1997            1998                1997
                                               --------------    -------------    --------------       ------------
Rental income                                    $ 1,533,220      $ 1,650,247       $ 4,593,927         $ 5,969,307
Other income                                          82,504          142,582           225,345             325,904
Gain on disposal of rental properties                    -            939,814               -               939,814
                                                  ----------       ----------        ----------          ----------

   Total income                                    1,615,724        2,732,643         4,819,272           7,235,025
                                                  ----------       ----------        ----------          ----------

Operating expenses                                 1,002,531        1,267,697         3,171,021           4,261,324
Interest, taxes and insurance                        541,321          587,916         1,640,209           2,080,509
Depreciation                                         237,264          270,746           711,679             961,202
                                                  ----------       ----------        ----------          ----------

   Total expenses                                  1,781,116        2,126,359         5,522,909           7,303,035
                                                  ----------       ----------        ----------          ----------

(Loss) profit before extraordinary item             (165,392)         606,284          (703,637)            (68,010)

Extraordinary Item - Gain on
   extinguishment of debt                                -          3,281,574               -             3,281,574
                                                  ----------       ----------        ----------          ----------

   Net (loss) profit                             $  (165,392)     $ 3,887,858       $  (703,637)        $ 3,213,564
                                                  ==========       ==========        ==========          ==========

National Housing Partnership Realty
   Fund III share of (losses) profits            $  (162,510)     $ 3,806,468       $  (691,089)        $ 3,144,464
                                                  ==========       ==========        ==========          ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the nine month periods ended September 30, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,686 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the nine months ended September 30. 1998. The Partnership paid the General Partner $619,985 for these fees and accrued but unpaid fees from prior years during the nine months ended September 30, 1997. The amount due the General Partner by the Partnership for administrative and reporting fees was $64,686 at September 30, 1998, while there were no fees due at December 31, 1997.

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

YEAR 2000 COMPLIANCE

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.


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

For the past several years, various proposals have been advanced by HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 units, 41 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. These subsidies are generally provided pursuant to project-based Housing Assistance Payment Contracts ("HAP Contracts") between HUD and the owners of the properties. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, the mortgage financing and HAP contracts of certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby reducing subsidy levels, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and subsidy levels. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties).

The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. Congress has elected to renew HAP Contracts expiring before October 1, 1998 for one year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Net cash used in operations for the nine months ended September 30, 1998 was $29,197 as compared to net cash provided by operations of $391,817 for the nine months ended September 30, 1997. The change from cash provided by operations to cash used in operations resulted primarily from a decrease in distributions from Local Limited Partnerships of $1,021,078 resulting from the sales of three properties, partially offset by a decrease in the payment of administrative and reporting fees to the General Partner of $619,985 during the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997.

No working capital advances occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1998 and 1997. Repayments of $16,310 and accrued interest of $5,178 were made by two Local Limited Partnerships to the Partnership during the nine months ended September 30, 1997. No repayments were made during the nine months ended September 30, 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of September 30, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1998, investments in ten Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. During the nine months ended September 30, 1997, cash distributions of $15,698 were received from two Local Limited Partnerships. In addition, during the nine months ended September 30, 1998 and 1997, the Partnership received $13,908 and $1,034,986, respectively, in distributions from two Local Limited Partnerships resulting from proceeds from the disposal of their rental properties. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents of $509,316 on hand at September 30, 1998, plus any distributions from the underlying operations of the combined Local Limited Partnerships, is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes. The deferred acquisition notes related to Meadowood Townhouses III Limited Partnership as discussed below reached final maturity in January 1998. The deferred acquisition note related to Brunswick Village Limited Partnership will reach final maturity in February 1999. The notes related to the other eight Local Limited Partnerships will reach final maturity during December 1999. All notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

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


RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in twelve Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund III were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded. During the nine months ended September 30, 1997, three properties owned by two Local Limited Partnerships were sold. As a result the Partnership recognized income of $357,860 from the gain on sale of Elden Terrace and an extraordinary gain of $677,126 on the extinguishment of debt related to the sale of Meadowoods I and II. Both the gain on sale and the extraordinary gain were recorded after recognizing previously unrecognized losses of $568,164 and $2,347,585, respectively. The Partnership did not recognize $691,089 and $806,272 of losses from the other ten Local Limited Partnerships during the nine months ended September 30, 1998 and 1997. As of September 30, 1998 and December 31, 1997, the Partnership has not recognized a total of $14,440,929 and $13,749,840, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

The Partnership's had a net loss of $99,456 for the nine months ended September 30, 1998 compared to a net profit of $974,021 for the nine months ended September 30, 1997. Net loss per unit of other limited partnership interest was $8 for the nine months ended September 30, 1998 compared to a net profit per unit of $83 for the nine months ended September 30, 1997 for the 11,500 units outstanding throughout both periods. The change from a net profit to a loss was primarily due to the Partnership recognizing its share of income from Local Limited Partnerships of $357,860 resulting from the sale of Elden Terrace and a gain on extinguishment of debt of $677,126 resulting from the sale of Meadowoods I and II during the nine months ended September 30, 1997. There were no such gains recognized during the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Partnership incurred operating expenses of approximately $51,900 related to complying with SEC filing, auditing, and reporting and mailing requirements. The Partnership did not recognize $691,089 of its allocated share of losses from the ten Local Limited Partnerships for the nine months ended September 30, 1998, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's share of losses before extraordinary item from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $586,795 between periods, primarily due to the gain on sale of Elden Terrace recorded during 1997.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The Partnership's had a net loss of $41,424 for the three months ended September 30, 1998 compared to a net profit of $1,023,307 for the three months ended September 30, 1997. Net loss per unit of other limited partnership interest was $4 for the three months ended September 30, 1998 compared to a net profit per unit of $87 for the three months ended September 30, 1997 for the 11,500 units outstanding throughout both periods. The change from a net profit to a loss was primarily due to the Partnership recognizing its share of income from Local Limited Partnerships of $357,860 resulting from the sale of Elden Terrace and a gain on extinguishment of debt of $677,126 resulting from the sale of Meadowoods I and II during the three months ended September 30, 1997. There were no such gains recognized during the three months ended September 30, 1998. During the three months ended September 30, 1998, the Partnership incurred operating expenses of approximately $15,700 related to complying with SEC filing, auditing, and reporting and mailing requirements. The Partnership did not recognize $162,510 of its allocated share of losses from the ten Local Limited Partnerships for the three months ended September 30, 1998, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's share of losses before extraordinary item from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $720,220 between periods, primarily due to the gain on sale of Elden Terrace recorded during 1997.

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



                            NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            --------------------------------------------
                            (Registrant)


                            By:     The National Housing Partnership,
                                    its sole General Partner


                            By:     National Corporation for Housing
                                    Partnerships, its sole General Partner



November 13, 1998           By:                         /s/
-----------------                   ---------------------------------------
                                    Troy D. Butts
                                    As Senior Vice President and Chief Financial
                                    Officer