Form 10-K405
period 1998-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1999-04-01
CIK 769028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1998......Commission file number 0-14457
                           -----------------                             -------



  NATIONAL HOUSING PARTNERSHIP REALTY FUND III (A MARYLAND LIMITED PARTNERSHIP)
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 MARYLAND                                  52-1394972
                 --------                                  ----------
      (State or other Jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    9200 KEYSTONE CROSSING, SUITE 500                        46240
    ---------------------------------                        -----
           INDIANAPOLIS, INDIANA                           (Zip Code)
           ---------------------
 (Address of principal executive offices)



Registrant's telephone number, including area code:              (317) 817-7500
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing. No market for the Registrant's limited partnership interests exists, and, therefore, a market value for such interests cannot be determined.

Documents incorporated by reference. NONE
                                     ----

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                       (A MARYLAND LIMITED PARTNERSHIP)
                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------


                                    PART I
                                    ------
                                                                            Page
                                                                            ----
Item 1.     Business                                                          2
Item 2.     Properties                                                        8
Item 3.     Legal Proceedings                                                 8
Item 4.     Submission of Matters to a Vote of Security Holders               8


                                  PART II
                                  -------

Item 5.     Market for the Registrant's Partnership
              Interests and Related Partnership Matters                       9
Item 6.     Selected Financial Data                                           9
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10
Item 7a.    Quantitative and Qualitative Disclosures About
              Market Risk                                                    15
Item 8.     Financial Statements and Supplementary Data                      15
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            35


                                 PART III
                                 --------

Item 10.    Directors and Executive Officers of the Registrant               36
Item 11.    Executive Compensation                                           38
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                                          38
Item 13.    Certain Relationships and Related Transactions                   38


                                  PART IV
                                  -------

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                            39

                                     PART I

INTRODUCTION

         The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.  Business

         National Housing Partnership Realty Fund III (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of May 10, 1985. On June 14, 1985, the Partnership commenced offering 11,500 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on July 18, 1985, with subscriptions for all 11,500 limited partnership interests.

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

Receipt of HUD Subpoena/Tolling Agreement

         In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). This matter has been disclosed in all filings by NHP with the Securities and Exchange Commission. Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

         On or about February 26, 1998, Counsel for NHP and the U.S. government entered into a Tolling Agreement with respect to any applicable statues of limitations related to certain civil claims the government may have against NHP in connection with the Transactions. The Tolling Agreement expired in August 1998.

         NHP believes its operations are in compliance, in all material respects with all laws, rules, and regulations related to HUD-assisted or HUD-insured properties and has retained counsel in connection with NHP's response to the subpoena. Although no action has been initiated against NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

         The Partnership's business is to hold limited partnership interests in ten limited partnerships (Local Limited Partnerships) each of which owns and operates a multi-family rental housing property (Properties), which receives one or more forms of assistance from the Federal Government. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment and, as a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

         During 1997, two Local Limited Partnerships in which the Partnership held a limited partnership interest, Elden Limited Partnership and Meadowood Townhouses I Limited Partnership sold their properties.

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

         The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:


           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
     IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT


                                                              Financed,      Units Authorized       Occupancy
                                                             Insured and       for Rental       Percentage for the
  Property Name, Location and                Number          Subsidized      Assistance Under      Year Ended
       Partnership Name                      of Units           Under          Section 8 (C)    December 31, 1998
       ----------------                      --------           -----          -------------    -----------------
Brunswick Village                              110               (B)                72                99%
  Trenton, New Jersey
  (Brunswick Village Limited
    Partnership)

Edmond Estates                                 120               (A)                56               100%
  Phoenix City, Alabama
  (Edmond Estates Limited
    Partnership)

Galion East                                     61               (B)                60                98%
  Galion, Ohio
  (Galion Limited Partnership)

                                                              Financed,      Units Authorized       Occupancy
                                                             Insured and       for Rental       Percentage for the
  Property Name, Location and                Number          Subsidized      Assistance Under      Year Ended
       Partnership Name                      of Units           Under          Section 8 (C)    December 31, 1998
       ----------------                      --------           -----          -------------    -----------------
Indian Valley I                                100               (A)                40                95%
  Kent, Ohio
  (Indian Valley I Limited
    Partnership)

Indian Valley II                                90               (A)                36                97%
  Kent, Ohio
  (Indian Valley II Limited
    Partnership)

Indian Valley III                               98               (A)                39                96%
  Kent, Ohio
  (Indian Valley III Limited
    Partnership)

Cherry Branch Townhomes                        172               (A)                20                95%
  Laurel, Maryland
  (Kimberly Associates
    Limited Partnership)

Meadowood Apartments Associates III            283               (A)               164                94%
  Edgewood, Maryland
  (Meadowood Townhouses III
    Limited Partnership)

Newton Hill                                     40               (A)                16                93%
  Akron, Ohio
  (Newton Hill Limited Partnership)

Woodmark                                       150               (A)                 0                95%
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

         For the past several years, various proposals have been advanced by HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 units, 41 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         All of the units (503 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

REGULATION

    General

         Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Partnership's cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

    HUD Approval and Enforcement

         A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C., (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December, 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998.

         AIMCO believes that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as AIMCO's with discretion and flexibility. While there can be no assurance, AIMCO believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition.

    Laws Benefiting Disabled Persons

         Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

    Regulation of Affordable Housing

         As of December 31, 1998, the Partnership held an equity interest in 10 properties that benefit from government programs intended to provide housing to people of low or moderate incomes. These programs, which are usually administered by the HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of the Partnership's interest in the property, as well as any benefits flowing from the property. The Partnership must obtain the approval of HUD in order to acquire a significant interest in a HUD-assisted or HUD-insured property. The Partnership can make no assurance that it will always receive such approval.

    Environment

         Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

         Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

    Sale of Properties

         National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 ("LIHPRHA"). LIHPRHA created a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year was insufficient to meet program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Brunswick Village and Meadowood Apartments I, II and III all received approval to be sold under the program within the requisite time frame. During the six months ended June 30, 1997, funds were allocated for the sale of Meadowoods Apartments I and II and on July 15, 1997, final settlement occurred, as further discussed below. However, funds were not allocated for the sale of Brunswick Village and Meadowood Apartments III, which was required so that these transactions could close. Congress did not allocate any funds for LIHPRHA as part of the 1998 fiscal year Federal budget and the General Partner does not expect LIHPRHA to receive any funding from Congress in the future. The General Partner is currently investigating other sale or refinancing opportunities for these properties, but there can be no assurance that these efforts will be successful. If unsuccessful, this could have a substantially negative impact on the Partnership's future available capital resources.

         On May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997 funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,387, comprised of $1,558,252 for Meadowoods Apartments I and $1,778,135 for Meadowood Apartments II. The holders of the notes payable were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Meadowood Townhouses I Limited Partnership's gain from this transaction has been recorded in the combined statements of operations for the year ended December 31, 1997, as an extraordinary item - gain on extinguishment of debt of $3,232,683. The Partnership's share of the gain from these sales, in excess of cumulative losses not taken, in the amount of $764,234 has been recorded in the accompanying statements of operations for the year ended December 31, 1997 as an extraordinary item - gain on extinguishment of debt. During 1998 and 1997, the Partnership received net proceeds from the sale of $85,459 and $677,126, respectively. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $5,746,892, which is above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the note payable and accrued interest totaling $3,505,225 due to the note holders. Final settlement occurred on July 31, 1997. Elden Limited Partnership's gain of $1,093,975 has been recorded in the combined statements of operations for the year ended December 31, 1997, as a gain on disposal of rental property. During 1998 and 1997, the Partnership received net proceeds from the sale of $13,908 and $348,862, respectively. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the years ended December 31, 1998 and 1997, as the Partnership's share of profits from Local Limited Partnerships. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         As discussed above, during 1998 and 1997, the Partnership received $99,366 and $1,025,988, respectively from the sales of Meadowood Apartments I and II and Elden Terrace Apartments. During 1997, the Partnership paid $619,985 to the General Partner for administrative and reporting fees from the cash proceeds. The remaining proceeds of $505,369 will be allocated in the manner required in the Partnership Agreement as discussed in Note 6 to the Partnership's financial statements.

     Notes Payable

         All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes will reach final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance that the General Partner will be successful in extending or restructuring the notes payable as they mature.

         Meadowood Townhouses III Limited Partnership's note payable, plus accrued interest, was due and payable upon the earlier of the sale, transfer, or refinancing of the Local limited Partnership or April 30, 1997. A Forbearance Agreement was executed, which extended the maturity date of certain non-recourse notes payable in the amount of $5,211,737 including accrued interest at December 31, 1998, made by the Meadowood Townhouses III Limited Partnership. Under the terms of this agreement, the initial period of forebearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forebearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan to the noteholders, and to negotiate and close such plan. An amendment to the Forbearance Agreement requires the Local Limited Partnership to market the property for sale. If the sale is not closed by November, 1999, the noteholders will have the right to foreclose on the such Local Limited Partnership's property. The Forbearance Agreement provides for sharing of net sale proceeds between the Partners and noteholders. Such proceeds allocated to the noteholders would be in full satisfaction of the note payable and the related interest. Meadowood Townhouse III Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on its successful efforts to repay the principal and accrued interest on the note payable, or to negotiate further amendments of the terms of the note and the related forbearance agreements.

         Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999, and is currently in default. The remaining eight Local Limited Partnerships' note payable, plus accrued interest, are due in December, 1999. As of March 1, 1999, the Local Limited Partnerships' have not renegotiated the terms of the notes, including the extension of the due date. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes.

     Ownership Percentages

         The following sets forth the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisitions of such ownership. All interests are limited partner interests. Also included are the total mortgage encumbrance and notes payable notes and related accrued interest encumbrances on each property for each of the Local Limited Partnerships as of December 31, 1998.

                                               NHP Realty         Original                             Notes
                                                Fund III          Cost of                             Payable
                                               Percentage        Ownership          Mortgage        and Accrued
Partnership                                    Ownership         Interest            Notes           Interest
-----------                                    ---------         --------            -----           --------
Brunswick Village, L.P.                          99.0%         $  580,592        $  599,628         $2,267,438

Edmond Estates, L.P.                             94.5%            416,038           966,175          2,213,215

Galion, L.P.                                     94.5%            282,933           500,506          1,090,735

Indian Valley I, II and III, L.P.s               94.5%          1,456,232         3,225,731          5,575,757

Kimberly Associates, L.P.                        94.5%            902,469         1,851,360          3,172,531

Meadowoods Townhouses                            99.0%          2,998,424         2,827,169          5,211,737
  III, L.P.

Newton Hill, L.P.                                94.5%            210,227           421,039            743,898

Woodmark, L.P.                                   94.5%            835,732         1,417,158          3,514,858


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

         (b) As of December 31, 1998, there were 927 registered holders of 11,500 limited partnership interests (in addition to 1133 Fifteenth Street Three Associates See Item 1).

         (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1998.

Item 6.  Selected Financial Data


                                                                                  Years Ended December 31,
                                                      -------------------------------------------------------------------------
                                                         1998            1997            1996             1995            1994
                                                         ----            ----            ----             ----            ----
Share of profit (losses) from
   Local Limited Partnership (A)                     $  12,258      $   348,862       $    -          $    -          $ (13,066)
Other revenue and expenses:
     Interest income                                    21,381           11,093           8,073           6,057           7,185
     Loss on investment in Local
        Limited Partnerships                             -                -                -               -            (10,641)
     Distributions in excess of investment
        in Local Limited Partnerships                    -               32,008          18,362          28,528          24,527
     Partnership operating expenses                   (163,499)        (139,416)       (133,660)       (135,432)       (139,684)
                                                      --------       ----------        --------        --------        --------

(Loss) profit before extraordinary item               (129,860)         252,547        (107,225)       (100,847)       (131,679)

Extraordinary item - share of gain on
   extinguishment of debt                                -              764,234            -               -               -
                                                      --------       ----------        --------        --------        --------

Net (loss) profit                                    $(129,860)      $1,016,781       $(107,225)      $(100,847)      $(131,679)
                                                      ========       ==========        ========        ========        ========

Net (loss) profit per unit of other limited
   partnership interest based on units
   outstanding during the period                     $     (11)     $        87       $      (9)      $      (9)      $     (11)
                                                      ========       ==========        ========        ========        ========

Total assets, at December 31                         $ 594,835      $   625,621       $ 140,782       $ 164,374       $ 176,583
                                                      ========       ==========        ========        ========        ========

Cash distributions per unit of
   limited partnership interest                      $    -         $      -          $    -          $    -          $    -
                                                      ========       ==========        ========        ========        ========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in these Local Limited Partnerships. As a result, during 1998, 1997, 1996, 1995 and 1994, $2,033,058, $1,852,645, $1,690,487, $936,943 and $3,803,923,
         respectively, of losses from ten, ten, eleven, twelve and twelve of the Local Limited Partnerships have not been recognized by the Partnership. During 1996, the Partnership's share of profits in Elden Limited Partnership was $15,125 which was offset against prior year losses not taken. As a result of the sales during 1997, $2,384,156 in shares of profits and extraordinary gains from the extinguishment of debt were offset against prior years losses not taken.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The Managing Agent's plan to resolve Year 2000 issues involves four
Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

         During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

         The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

         The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

         During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

         The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

         The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

         The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

         Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

         The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

         The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

         The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

         The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

         The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

         The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

         The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

         In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

         The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

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

         All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes will reach final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance that the General Partner will be successful in extending or restructuring the notes payable as they mature.

         Meadowood Townhouses III Limited Partnership's note payable, plus accrued interest, was due and payable upon the earlier of the sale, transfer, or refinancing of the Local limited Partnership or April 30, 1997. A Forbearance Agreement was executed, which extended the maturity date of certain non-recourse notes payable in the amount of $5,211,737 including accrued interest at December 31, 1998, made by the Meadowood Townhouses III Limited Partnership. Under the terms of this agreement, the initial period of forbearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forbearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan to the noteholders, and to negotiate and close such plan. An amendment to the Forbearance Agreement requires the Local Limited Partnership to market the property for sale. If the sale is not closed by November, 1999, the noteholders will have the right to foreclose on the such Local Limited Partnership's property. The Forbearance Agreement provides for sharing of net sale proceeds between the Partners and noteholders. Such proceeds allocated to the noteholders would be in full satisfaction of the note payable and the related interest. Meadowood Townhouse III Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on its successful efforts to repay the principal and accrued interest on the note payable, or to negotiate further amendments of the terms of the note and the related forbearance agreements.

         Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999, and is currently in default. The remaining eight Local Limited Partnerships' note payable, plus accrued interest, are due in December, 1999. As of March 1, 1999, the Local Limited Partnerships' have not renegotiated the terms of the notes, including the extension of the due date. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes.

         On May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997 funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,387, comprised of $1,558,252 for Meadowoods Apartments I and $1,778,135 for Meadowood Apartments II. The holders of the notes payable were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Meadowood Townhouses I Limited Partnership's gain from this transaction has been recorded in the combined statements of operations for the year ended December 31, 1997, as an extraordinary item - gain on extinguishment of debt of $3,232,683. The Partnership's share of the gain from these sales, in excess of cumulative losses not taken, in the amount of $764,234 has been recorded in the accompanying statements of operations for the year ended December 31, 1997 as an extraordinary item - gain on extinguishment of debt. During 1998 and 1997, the Partnership received net proceeds from the sale of $85,459 and $677,126, respectively. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $5,746,892, which is above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the note payable and accrued interest totaling $3,505,225 due to the note holders. Final settlement occurred on July 31, 1997. Elden Limited Partnership's gain of $1,093,975 has been recorded in the combined statements of operations for the year ended December 31, 1997, as a gain on disposal of rental property. During 1998 and 1997, the Partnership received net proceeds from the sale of $13,908 and $348,862, respectively. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the years ended December 31, 1998 and 1997, as the Partnership's share of profits from Local Limited Partnerships. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         As discussed above, during 1998 and 1997, the Partnership received $99,366 and $1,025,988, respectively from the sales of Meadowood Apartments I and II and Elden Terrace Apartments. During 1997, the Partnership paid $619,985 to the General Partner for administrative and reporting fees using the cash proceeds. The remaining proceeds of $505,369 will be allocated in the manner required in the Partnership Agreement as discussed in Note 6 to the Partnership's financial statements.

         Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, the carrying values for all Local Limited Partnerships were reduced to zero during 1994. Cash distributions received are recorded as revenue as distributions in excess of investment in Local Limited Partnerships. In prior years, cash distributions received from investments in Local Limited Partnerships which had not been reduced to zero, were recorded as distributions in the statement of cash flows and reduced the Partnership's investment on the statement of financial position. In addition to the distributions received from the sales described above, cash distributions totaling $15,698 and $18,362 were received from three and two Local Limited Partnerships during the years ended December 31, 1997 and 1996, respectively. The receipt of distributions in future years is dependent on the operations of the underlying Properties of the Local Limited Partnerships.

         During 1998, 1997 and 1996, the Partnership made no advances to the Local Limited Partnerships. During 1997, loans of $16,310 were repaid by one Local Limited Partnership. There were no repayments made during 1998 and 1996. As discussed in Note 3 to the Partnership's financial statements, during 1993, the Partnership re-evaluated the collectibility of its total outstanding advances and, based on the Local Limited Partnerships' operations, determined that such advances to Local Limited Partnerships were not likely to be collected and, therefore, for accounting purposes, treated the advances balance as additional Investment in Local Limited Partnerships. The balance was then reduced to zero, with the corresponding charge to operations. Advances to the Local Limited Partnerships, together with accrued interest on such advances, remain due and payable to the Partnership. As of December 31, 1998 and 1997, the balance of such advances was $519,834. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

         During 1998, 1997 and 1996, the General Partner advanced $28,379, $26,668 and $30,715 to seven, twelve and seven of the Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1998 and 1997, loans of $200 and $100,517,and accrued interest of $8,698 and $61,292, respectively, were repaid by three and five Local Limited Partnerships. There were no repayments made during 1996. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1998 and 1997, was $668,078 and $631,633, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

         Net cash provided by operations for the year ended December 31, 1998 was $56,322 as compared to net cash provided by operations of $381,421 in 1997 and net cash used in operations of $23,592 in 1996. The decrease in cash provided operations from 1997 to 1998 was primarily the result of a decrease in distributions received from the Local Limited Partnerships resulting from the sales of Elden Terrace Apartments and Meadowood Apartments I and II during 1997, partially offset by the payment of administrative and reporting fees of $619,985 to the General Partner during 1997. The increase in cash provided operations from 1996 to 1997 was primarily the result of an increase in distributions received from the Local Limited Partnerships resulting from the sales of Elden Terrace Apartments and Meadowood Apartments I and II during 1997, partially offset by the payment of administrative and reporting fees of $619,985 to the General Partner during 1997.

         Cash and cash equivalents amounted to $594,835 at December 31, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1998, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. In addition, the Partnership's liquidity will be detrimentally affected to the extent that all or some of the Local Limited Partnerships are unable to extend the maturity date of their motes payable to the original owner of the Property and such Properties are foreclosed upon.

         Results of Operations

         The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the losses of the Local Limited Partnerships. As of December 31, 1996, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1996. During 1998 and 1997, the Partnership recorded $12,258 and $348,862, respectively, of its share of profits resulting from the sale of the rental property owned by one Local Limited Partnership and during 1997, $764,234 of its share of gain on extinguishment of debt resulting from the sale of the two rental properties owned by another Local Limited Partnership.

         The Partnership's net loss was $129,860 for the year ended December 31, 1998 as compared to a net profit of $1,016,781 for the year ended December 31, 1997. Similarly, net loss per unit of limited partnership interest decreased to $11 in 1998 from a net profit per unit of $87 in 1997 for the 11,500 units outstanding throughout both years. This decrease was primarily due to a decrease in the Partnership's share of profits from Local Limited Partnerships and the recognition of a share of gain on extinguishment of debt in 1997. The decrease in share of profits from Local Limited

Partnerships was primarily due to the sale of Elden Terrace Apartments in 1997. The Partnership recognized a gain on extinguishment of debt of $764,234 resulting from the sale and resulting discounted payoff of the note payable of Meadowood Apartments I and II which were also sold in 1997. As indicated above, the Partnership's net book investment in the Local Limited Partnerships was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). As a result, the Partnership did not recognize $2,033,058 of its allocated share of losses from the Local Limited Partnerships for the year ended December 31, 1998. The Partnership's share of profit or losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $4,098,639 from 1997 to 1998. This increase in loss was primarily the result of one of the Local Limited Partnerships recording an extraordinary gain on extinguishment of debt during 1997. The decrease in the Partnership's share of losses before extraordinary item was primarily due to the 1997 gain on disposal of the three rental properties of $980,293, as discussed above. No such sales occurred during 1998. Additionally, impairment losses on their rental properties were recognized by one of the Local Limited Partnerships of $1,230,000 and $811,943 during 1998 and 1997, respectively. Additionally, rental income and operating expenses decreased during 1998, due to the sales which occurred during 1997.

         The Partnership's net profit was $1,016,781 for the year ended December 31, 1997 compared to a net loss of $107,225 for the year ended December 31, 1996. Similarly, net profit per unit of limited partnership interest increased to $87 in 1997 from a net loss per unit of $9 in 1996 for the 11,500 units outstanding throughout both years. This increase was primarily due to the Partnership's share of profits from Local Limited Partnerships of $348,862 in 1997 resulting from the sale of Elden Terrace Apartments and the Partnership's share of gain on extinguishment of debt of $764,234 resulting from the sale and resulting discounted payoff of the note payable of Meadowood Apartments I and II during 1997. The Partnership did not recognize $1,852,645 of its allocated share of losses from ten Local Limited Partnerships for the year ended December 31, 1997, as the Partnership's net book investment in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of profit or losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $3,755,362 between years. The increase in profit was primarily the result of one of the Local Limited Partnerships recording an extraordinary gain on extinguishment of debt during 1997. The decrease in the Partnership's share of losses before extraordinary item was primarily due to the 1997 gain on disposal of rental property of $980,293. Additionally, impairment losses on their rental properties were recognized by one of the Local Limited Partnerships for $811,943 and $450,000 during 1997 and 1996, respectively. Additionally, rental income and operating expenses decreased during 1997.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. Based on interest rates at December 31, 1998, a 1% increase or decrease in market rates would not have a material impact on the Partnership.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary schedules of the Partnership are included on pages 16 through 35 of this report.

                          Independent Auditors' Report

To The Partners of
   National Housing Partnership Realty Fund III
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 1998, and the related statements of operations, partners' deficit, and cash flows for the year then ended, and the financial statement schedule listed in the Index at
Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of Brunswick Village Limited Partnership for the year ended December 31, 1998 and which had no investment balance at December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Brunswick Village Limited Partnership, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund III as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 7 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. In addition, certain Local Partnerships' notes payable are due in 1999. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Ernst & Young  LLP
Indianapolis, Indiana
February 22, 1999

Independent Auditors' Report



To The Partners of
  National Housing Partnership Realty Fund III
Indianapolis, IN


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 1997, and the related statements of operations, partners' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997, and
Schedule III listed in the Index at Item 14 for the two years in the period ended December 31, 1997. These financial statements and Schedule III are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and Schedule III based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the years ended December 31, 1997 and 1996. The Partnership's equity in the net assets of this investee has been reduced to zero at December 31, 1997 in accordance with the equity method of accounting. The financial statements of this investee were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for this investee, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, such Schedule III for the two years in the period ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP
McLean, VA
March 3, 1998

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION

                                                                                            December 31,
                                                                                  -------------------------------
                                                                                      1998               1997
                                                                                      ----               ----

                                     ASSETS
                                     ------

Cash and cash equivalents (Note 2)                                                 $ 594,835          $ 538,513
Investments in and advances to Local Limited Partnerships (Note 3)                      -                87,108
                                                                                   ---------          ---------

                                                                                   $ 594,835          $ 625,621
                                                                                   =========          =========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------

Liabilities:
    Administrative and reporting fees payable to
      General Partner                                                              $  86,248          $    -
    Accrued expenses                                                                  53,716             40,890
                                                                                   ---------          ---------

                                                                                     139,964             40,890
                                                                                   ---------          ---------

Partners' equity (deficit):
    General Partner - The National Housing Partnership (NHP)                         (90,701)           (89,402)
    Original Limited Partner - 1133 Fifteenth Street
      Three Associates                                                               (95,601)           (94,302)
    Other Limited Partners - 11,500 investment units                                 641,173            768,435
                                                                                   ---------          ---------

                                                                                     454,871            584,731
                                                                                   ---------          ---------

                                                                                   $ 594,835          $ 625,621
                                                                                   =========          =========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                      Years Ended December 31,
                                                     --------------------------------------------------------
                                                          1998                  1997                1996
                                                          ----                  ----                ----
REVENUES:
   Share of profits from Local Limited
    Partnerships (Note 3)                            $     12,258           $  348,862        $       -
   Interest income                                         21,381               11,093               8,073
   Distributions in excess of
     investment in Local Limited
     Partnerships (Note 3)                                   -                  32,008              18,362
                                                      -----------            ---------         -----------

                                                           33,639              391,963              26,435
                                                      -----------            ---------         -----------

COSTS AND EXPENSES:
   Administrative and reporting fees to
     General Partner (Note 4)                              86,248               86,248              86,248
   Other operating expenses                                77,251               53,168              47,412
                                                      -----------            ---------         -----------

                                                          163,499              139,416             133,660
                                                       ----------            ---------          ----------

(LOSS) PROFIT BEFORE EXTRAORDINARY
  ITEM                                                  (129,860)              252,547           (107,225)

EXTRAORDINARY ITEM - SHARE OF GAIN ON
  EXTINGUISHMENT OF DEBT (Note 3)                           -                  764,234               -
                                                      -----------            ---------          ----------

NET (LOSS) PROFIT                                    $  (129,860)           $1,016,781        $  (107,225)
                                                       ==========            =========          ==========
ALLOCATION OF NET (LOSS) PROFIT:
   General Partner - NHP                             $    (1,299)           $   10,168        $    (1,072)
   Original Limited Partner - 1133
     Fifteenth Street Three Associates                    (1,299)               10,168             (1,072)
   Other Limited Partners - 11,500
     investment units                                   (127,262)              996,445           (105,081)
                                                       ----------            ---------          ----------

                                                     $  (129,860)           $1,016,781        $  (107,225)
                                                       ==========            =========          ==========

NET (LOSS) PROFIT PER OTHER
  LIMITED PARTNERSHIP INTEREST                       $       (11)           $       87        $        (9)
                                                       ==========            =========        ============


                       See notes to financial statements.

                         NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                                    A LIMITED PARTNERSHIP

                           STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                            The           1133
                                                         National       Fifteenth
                                                         Housing         Street         Other
                                                        Partnership       Three        Limited
                                                           (NHP)       Associates     Partners         Total
                                                           -----       ----------     --------         -----
Deficit at January 1, 1996                          $   (98,498)    $   (103,398)    $(122,929)  $  (324,825)

   Net loss                                              (1,072)          (1,072)     (105,081)     (107,225)
                                                      ---------       ----------      --------     ---------

Deficit at December 31, 1996                            (99,570)        (104,470)     (228,010)     (432,050)

   Net profit                                            10,168           10,168       996,445     1,016,781
                                                      ---------        ---------      --------     ---------

Equity (deficit) at December 31, 1997                   (89,402)         (94,302)      768,435       584,731

   Net loss                                              (1,299)          (1,299)     (127,262)     (129,860)
                                                      ---------        ---------      --------     ---------

Equity (deficit) at December 31, 1998               $   (90,701)    $    (95,601)    $ 641,173   $   454,871
                                                      =========         ========      ========     =========

Percentage interest at
   December 31, 1996, 1997,
   and 1998                                               1%                1%           98%
                                                      =========          ========      =======

                                                         (A)               (B)           (C)
                                                      =========          ========      =======


(A)     General Partner

(B)     Original Limited Partner

(C)     Consists of 11,500 investment units


                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
                                                               ---------------------------------------------------
                                                                      1998               1997               1996
                                                                      ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received in excess of
     investment in Local Limited Partnerships                   $     -           $    15,698        $    18,362
   Distributions from Local Limited Partnerships                    99,366          1,025,988               -
   Payment of administrative and reporting fees to
      General Partner                                                 -              (619,985)              -
   Interest received                                                21,381             11,093              8,073
   Operating expenses paid                                         (64,425)           (51,373)           (50,027)
                                                               -----------        -----------        -----------

     Net cash provided by (used in) operating activities            56,322            381,421            (23,592)
                                                               -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of advances to Local Limited Partnerships                 -                16,310               -
                                                               -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                             56,322            397,731            (23,592)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                          538,513            140,782            164,374
                                                               -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $   594,835        $   538,513        $   140,782
                                                               ===========        ===========        ===========

RECONCILIATION OF NET PROFIT (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net (loss) profit                                              $  (129,860)       $ 1,016,781        $  (107,225)
                                                               -----------        -----------        -----------


Adjustments to reconcile net loss to net cash
  used in operating activities:
   Repayment of advances to Local Limited Partnerships                -               (16,310)              -
   Distributions from Local Limited Partnerships                    99,366          1,025,988               -
   Share of profits from Local Limited Partnerships                (12,258)          (348,862)              -
   Share of gain on extinguishment of debt                            -              (764,234)              -
   Increase (decrease) in administrative and reporting
     fees payable to the General Partner                            86,248           (533,737)            86,248
   Increase (decrease) in payables                                  12,826              1,795             (2,615)
                                                               -----------        -----------        -----------

   Total adjustments                                               186,182           (635,360)            83,633
                                                               -----------        -----------        -----------

    Net cash provided by (used in) operating activities        $    56,322        $   381,421        $   (23,592)
                                                               ===========        ===========        ===========



                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.      SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization

        National Housing Partnership Realty Fund III (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owns and operates an existing rental housing project or has acquired limited partnership interests in partnerships which own and operate one or two existing rental housing projects. All such rental housing projects are financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On June 30, 1985, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

        The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of all 11,500 interests.

        On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

        The Original Limited Partner of the Partnership is 1133 Fifteenth Street Three Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

        During 1985, the Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve limited partnerships (Local Limited Partnerships), which were organized in 1984 to directly or indirectly own and operate existing rental housing projects. At December 31, 1998, the Partnership retained an ownership interest in ten of the original Local Limited Partnerships.

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

        Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

2.      CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of the following:

                                            December 31,
                                      -----------------------
                                        1998           1997
                                        ----           ----

        Cash in demand accounts       $   -          $    199
        Money market account           594,835        538,314
                                      --------       --------

                                      $594,835       $538,513
                                      ========       ========

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

        On May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997, funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,387, comprised of $1,558,252 for Meadowood Apartments I and $1,778,135 for Meadowood Apartments
II. The holders of the notes payable were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The mortgage notes were assumed by the purchaser. The Partnership's share of the gain from these sales, in excess of cumulative losses not taken, in the amount of $764,234 has been recorded in the accompanying statements of operations for the year ended December 31, 1997, as an extraordinary item - gain on extinguishment of debt. During 1998 and 1997, the Partnership received net proceeds from the sale of $85,459 and $677,126, respectively. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

        During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $5,746,892, which is above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the note payable and accrued interest totaling $3,505,225 from the note holders. Final settlement occurred on July 31, 1997. During 1998 and 1997, the Partnership received net proceeds from the sale of $13,908 and $348,862, respectively. The Partnership's share of the gain from this transaction has been recorded in the accompanying statements of operations for the years ended December 31, 1998 and 1997, as the Partnership's share of profits from Local Limited Partnerships. The sale generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

        Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize $2,033,058, $1,852,645 and $1,690,487 of its allocated share of losses from ten, eleven and twelve Local Limited Partnerships during 1998, 1997 and 1996, respectively. During 1998 and 1996, the Partnership's share of profits in one Local Limited Partnership was $3,999 and $15,125, respectively, which were offset against prior year losses not taken. As a result of the sales during 1997, $2,384,156 in shares of profits and extraordinary gains from the extinguishment of debt were offset against prior year losses not taken. As of December 31, 1998 and 1997, the Partnership had not recognized $15,782,898 and $13,749,840, respectively, of its allocated share of cumulative losses from the ten Local Limited Partnerships in which its investment is zero.

        During 1998, 1997 and 1996, the General Partner advanced $36,646, $26,668 and $30,715 to seven, twelve and seven of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1998 and 1997, loans of $200 and $100,517, and accrued interest of $8,698 and $61,292, respectively, were repaid by three and five Local Limited Partnerships. There were no repayments made during 1996. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1998 and 1997, was $668,078 and $631,633, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)


        During 1998, 1997 and 1996, the Partnership made no advances to the Local Limited Partnerships. During 1997, loans of $16,310 were repaid by one Local Limited Partnership. There were no repayments made during 1998 and 1996. During 1993, the Partnership re-evaluated the collectibility of the total outstanding advances made to the Local Limited Partnerships and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. The Partnership treated the advances balance as additional "Investment in Limited Partnerships" for accounting purposes. The balance was then reduced to zero, with corresponding charges to operations or the investment balance for the individual Local Limited Partnerships. The charge to operations in 1994 reduced the Partnership's investment in Local Limited Partnerships to zero.

        These advances plus accrued interest remain due and payable to the Partnership. As of December 31, 1998 and 1997, the balance of such advances was $519,834. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

        Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1998 and 1997, and the combined results of operations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                           COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                December 31,
                                                                     --------------------------------
                                                                         1998                1997
                                                                         ----                ----

Assets:

   Land                                                              $  2,137,022        $  2,072,600
   Buildings and improvements, net of accumulated depreciation of $11,731,318 and $10,733,564 and impairment losses
     of $6,728,266 in 1998 and $5,161,943 in 1997                      16,692,494          18,129,276
   Other assets                                                         3,295,090           3,247,825
                                                                     ------------        ------------

                                                                     $ 22,124,606        $ 23,449,701
                                                                     ============        ============
Liabilities and partners' deficit:
   Liabilities:
     Mortgage notes payable                                          $ 11,808,766        $ 12,306,856
     Notes payable                                                     10,278,044          10,278,044
     Accrued interest on notes payable                                 13,512,125          12,556,402
     Other liabilities                                                  4,194,467           3,819,068
                                                                     ------------        ------------
                                                                       39,793,402          38,960,370

   Partners' deficit:
     National Housing Partnership Realty Fund III                     (16,512,101)        (14,024,589)
     Other partners                                                    (1,156,695)         (1,486,080)
                                                                     ------------        ------------
                                                                      (17,668,796)        (15,510,669)
                                                                     ------------        ------------

                                                                     $ 22,124,606        $ 23,449,701
                                                                     ============        ============

                         COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                              Years Ended December 31,
                                                 ----------------------------------------------------
                                                     1998                1997                1996
                                                     ----                ----                ----
Revenue                                          $  6,437,310        $  7,912,953        $  8,952,268
                                                 ------------        ------------        ------------
Gain on disposal of rental property                      -                980,293                -
                                                 ------------        ------------        ------------

Expenses:
   Operating expenses                               4,945,311           6,327,619           6,978,732
   Financial expenses - primarily interest            140,870             187,073             247,769
   Interest on notes payable                        1,232,965           1,447,792           1,614,725
   Depreciation and amortization                      944,482           1,214,369           1,364,217
   Impairment loss on rental property               1,230,000             811,943             450,000
                                                 ------------        ------------        ------------
     Total expenses                                 8,493,628           9,988,796          10,655,443
                                                 ------------        ------------        ------------

Loss before extraordinary item                     (2,056,318)         (1,095,550)         (1,703,175)
Gain on extinguishment of debt                           -              3,232,683                -
                                                 ------------        ------------        ------------

Net (loss) profit                                $ (2,056,318)       $  2,137,133        $ (1,703,175)
                                                 ============        ============        ============

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)


        The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The twelve Local Limited Partnerships were formed during 1984 for the purpose of directly or indirectly operating thirteen rental housing projects. During 1997, three of the rental housing projects owned by two Local Limited Partnerships were sold. During 1998, nine of the projects received a substantial amount of rental assistance from HUD.

        For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 units, 41 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

        All of the units (503 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

        Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

              Local Partnership          Due Date         Note Amount    Accrued Interest
              -----------------          --------         -----------    ----------------
         Brunswick Village
             Limited Partnership     February 28, 1999   $   913,064    $   1,354,374
         Meadowood Townhouses III
             Limited Partnership     November 1, 1999      2,157,572        3,054,165
         Woodmark Limited
             Partnership             December 13, 1999     1,553,000        1,961,858
         Kimberly Associates
             Limited Partnership     December 13, 1999     1,401,600        1,770,931
         Edmond Estates
             Limited Partnership     December 17, 1999       977,808        1,235,407
         Galion Limited
             Partnership             December 20, 1999       482,100          608,635
         Indian Valley I
             Limited Partnership     December 20, 1999       963,600        1,216,521
         Indian Valley II
             Limited Partnership     December 20, 1999       625,200          789,934
         Indian Valley III
             Limited Partnership     December 20, 1999       875,300        1,105,202
         Newton Hill
             Limited Partnership     December 20, 1999       328,800          415,098
                                                         -----------      -----------

                  Total Due 1999                         $10,278,044      $13,512,125
                                                          ==========       ==========


        Meadowood Townhouses III Limited Partnership's notes payable, plus accrued interest, were due and payable upon the earlier of the sale, transfer, or refinancing of the Local limited Partnership or April 30, 1997. A Forbearance Agreement was executed, which extended the maturity date of these non-recourse notes payable and accrued interest. Under the terms of this agreement, the initial period of forbearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forbearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan to the noteholders, and to negotiate and close such plan. An amendment to the Forbearance Agreement requires the Local Limited Partnership to market the property for sale. If the sale is not closed by November 1999, the noteholders will have the right to foreclosure on the such Local Limited Partnership's property. The Forbearance Agreement provides for sharing of net sale proceeds between the Partners and noteholders.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)


Such proceeds allocated to the noteholders would be in full satisfaction of the notes payable and the related interest. Meadowood Townhouse III Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on its successful efforts to repay the principal and accrued interest on the notes payable, or to negotiate further amendments of the terms of the notes and the related forbearance agreements.

        In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (the "Statement"), effective for financial statements for fiscal years beginning after December 15, 1996, the Local Limited Partnerships record impairment losses on when events and circumstances indicate that the investment in the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. In 1998, Indian Valley I Limited Partnership recorded an impairment loss and reduced the carrying value of fixed assets by $1,230,000.

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

        During 1996, Galion Limited Partnership recognized an impairment loss on its rental property in the amount of $450,000. Because the Local Limited Partnership's note payable is due December 20, 1999, the Local Limited Partnership estimated net cash flow only for the period January 1, 1997 to December 20, 1999. As a result of this limited holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The impairment loss had no impact on the Partnership's operations, since its investment in Galion Limited Partnership had been reduced to zero in a prior year.

        Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1998. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

4.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
        PARTNER

        The Partnership accrued Administrative and Reporting Fees payable to the General Partner of $86,248 in 1998, 1997 and 1996. The Partnership paid the General Partner $619,985 for these fees during 1997. No payments were made to the General Partner for those fees in 1998 and 1996. As of December 31, 1998, the Partnership owed $86,248 to the General Partner for accrued administrative and reporting fees, while at December 31, 1997 there were no fees remaining owed to the General Partner.

        An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by four of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $296,260, $568,855 and $625,232 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

1996, respectively. At December 31, 1997, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $21,905.

        Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $544,000, $668,000 and
$786,000, respectively.

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

        A reconciliation follows:

                                                            Years Ended December 31,
                                                  -----------------------------------------
                                                       1998           1997           1996
                                                       ----           ----           ----
    Net (loss) profit per financial statements    $  (129,860)  $ 1,016,781    $  (107,225)

      Other                                            36,000         -              -
    Partnership's share of limited local
      partnership's (loss) profit                    (420,800)    6,164,448     (2,194,625)
                                                   ----------    ----------     ----------

    (Loss) profit per tax return                  $  (514,660)  $ 7,181,229    $(2,301,850)
                                                   ==========    ==========     ==========

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                    December 31, 1998
                                                    -----------------
  Net assets as reported                             $    454,873
  Add (deduct):
    Investment in Partnerships                        (21,737,690)
    Other                                                 (51,109)
                                                      -----------
  Net deficit - federal tax basis                    $(21,333,926)
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

        Second, to the establishment of any reserves which the General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership.

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

7.      GOING CONCERN

        Certain of the Local Partnership's notes payable are past due or are due in 1999 (see Note 3). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

                               ******************

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                             A LIMITED PARTNERSHIP
            SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED
                               DECEMBER 31, 1998

                                                       Initial Cost to Local                         Cost Capitalized
                                                        Limited Partnership                       Subsequent to Acquisition
                                             ---------------------------------------------------------------------------------


                                                                                                                    Carrying
                                                                     Buildings and                                    Cost
       Partnership Name       Encumbrances       Land                 Improvements          Improvements          Adjustments
------------------------------------------------------------------------------------------------------------------------------

Brunswick Village
 Limited Partnership                (1)       $  275,000               $ 2,109,506        $  545,330            $      -

Edmond Estates
 Limited Partnership                (1)          150,000                 2,470,329           273,616               (1,400,000)

Galion Limited
 Partnership                        (1)           60,000                 1,308,947           190,079                 (844,395)

Indian Valley I Limited
 Partnership                        (1)          120,000                 2,764,506           233,737               (1,983,871)

Indian Valley II Limited
 Partnership                        (1)          108,000                 2,278,088           239,317                   -

Indian Valley III
 Limited Partnership                (1)          117,600                 2,782,409           275,952                   -

Kimberly Associates
 Limited Partnership                (1)          294,000                 4,259,949         1,946,271                   -

Meadowood Townhouses
 III Limited Partnership            (1)          566,000                 6,285,999         1,138,240               (2,500,000)

Newton Hill Limited
 Partnership                        (1)           60,000                 1,015,475           126,982                   -

Woodmark Limited
 Partnership                        (1)          322,000                 3,882,930         1,088,838                   -
                                             ---------------------------------------------------------------------------------
TOTAL,
December 31, 1998                             $2,072,600               $29,158,138       $ 6,058,362            $  (6,728,266)
                                             =================================================================================



                                     Gross Amount at which Carried at Close of
                                                    Period
                            -----------------------------------------------------------


                                                                                       Accumulated
                                                  Buildings and                        Depreciation    Date of            Date
       Partnership Name            Land           Improvements         Total (2) (3)       (3)       Construction       Acquired
--------------------------------------------------------------------------------------------------------------------------------

Brunswick Village
 Limited Partnership              $   275,000          $ 2,654,836     $ 2,929,836     $ 1,667,671       1971             6/85

Edmond Estates
 Limited Partnership                  150,000            1,343,945       1,493,945         706,551       1972             6/85

Galion Limited
 Partnership                           60,000              654,631         714,631          93,230       1972             7/85

Indian Valley I Limited
 Partnership                          120,000            1,014,372       1,134,372         334,840       1972             6/85

Indian Valley II Limited
 Partnership                          108,000            2,517,405       2,625,405         890,390       1972             6/85

Indian Valley III
 Limited Partnership                  117,600            3,058,361       3,175,961       1,076,188       1972             6/85

Kimberly Associates
 Limited Partnership                  303,346            6,196,874       6,500,220       2,430,104       1971             6/85

Meadowood Townhouses
 III Limited Partnership              621,076            4,869,163       5,490,239       2,274,999       1972             6/85

Newton Hill Limited
 Partnership                           60,000            1,142,457       1,202,457         417,817       1972             7/85

Woodmark Limited
 Partnership                          322,000            4,971,768       5,293,768       1,839,528       1971             6/85

TOTAL,                      -------------------------------------------------------------------------
December 31, 1998                 $ 2,137,022          $28,423,812     $30,560,834     $11,731,318
                            =========================================================================





                                Life upon which
                                depreciation in
                                latest statement
                                of operations is
                                    computed
       Partnership Name             (years)
----------------------------------------------------


Brunswick Village
 Limited Partnership                  5-30

Edmond Estates
 Limited Partnership                  5-50

Galion Limited
 Partnership                          5-50

Indian Valley I Limited
 Partnership                          5-50

Indian Valley II Limited
 Partnership                          5-50

Indian Valley III
 Limited Partnership                  5-50

Kimberly Associates
 Limited Partnership                  5-50

Meadowood Townhouses
 III Limited Partnership              5-50

Newton Hill Limited
 Partnership                          5-50

Woodmark Limited
 Partnership                          5-50

TOTAL,
December 31, 1998




                           See notes to Schedule III.

                             A LIMITED PARTNERSHIP

                    NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                               DECEMBER 31, 1998

(1)     Schedule of Encumbrances




                                                                                    Notes
                                                                                  Payable and
                                                                   Mortgage        Accrued
                  Partnership Name                                  Notes          Interest             Total
                  ----------------                                  -----          --------             -----
                  Brunswick Village Limited Partnership         $   599,628       $ 2,267,438       $ 2,867,066

                  Edmond Estates Limited Partnership                966,175         2,213,215         3,179,390

                  Galion Limited Partnership                        500,506         1,090,735         1,591,241

                  Indian Valley I Limited Partnership             1,031,236         2,180,121         3,211,357

                  Indian Valley II Limited Partnership            1,042,935         1,415,134         2,458,069

                  Indian Valley III Limited Partnership           1,151,560         1,980,502         3,132,062

                  Kimberly Associates Limited Partnership         1,851,360         3,172,531         5,023,891

                  Meadowood Townhouses III Limited
                       Partnership                                2,827,169         5,211,737         8,038,906

                  Newton Hill Limited Partnership                   421,039           743,898         1,164,937

                  Woodmark Limited Partnership                    1,417,158         3,514,858         4,932,016
                                                                -----------       -----------       -----------

                       TOTAL                                    $11,808,766       $23,790,169       $35,598,935
                                                                ===========       ===========       ===========


(2) The aggregate cost of land for Federal income tax purposes is $2,072,600, and the aggregate costs of buildings and improvements for Federal income tax purposes is $35,129,429. The total of the above-mentioned items is $37,202,029.

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

                    ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED

                                DECEMBER 31, 1998

                                   (CONTINUED)

(3)     Reconciliation of real estate

                                                             Years Ended December 31,
                                                    -----------------------------------------
                                                         1998           1997           1996
                                                         ----           ----           ----
       Balance at beginning of period               $30,935,440   $45,660,443    $45,049,169

       Improvements during the period                   797,322       588,650      1,061,274

       Sale of rental properties                          -       (14,107,315)         -

        Increase (decrease) due to prior years
             impairment losses on rental property       811,943      (394,395)         -

       Impairment loss on rental property            (1,983,871)     (811,943)      (450,000)
                                                    -----------  ------------   ------------

       Balance at end of period                     $30,560,834   $30,935,440    $45,660,443
                                                     ==========    ==========     ==========



       Reconciliation of accumulated depreciation
       ------------------------------------------
                                                             Years Ended December 31,
                                                    -----------------------------------------
                                                         1998           1997           1996
                                                         ----           ----           ----

       Balance at beginning of period               $10,733,564   $14,098,487    $12,743,988

       Depreciation expense for the period              939,682     1,206,904      1,354,499

        Sale of rental properties                         -        (4,177,432)         -

        Decrease due to prior year impairment
             losses on rental property                  811,943      (394,395)         -

        Impairment loss on rental property             (753,871)         -             -
                                                    -----------   -----------    -----------

       Balance at end of period                     $11,731,318   $10,733,564    $14,098,487
                                                    ===========   ===========    ===========


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

Directors of NCHP

        Four individuals comprise the Board of Directors of NCHP. One director was appointed by the President of the United States, by and with the advice and consent of the Senate.

        Thomas W. Toomey (age 38) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

        Susan R. Baron (age 47) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

        Joel F. Bonder (age 50) was elected as a Director of NCHP in 1998 and was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective with the NHP merger. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

        Roberta Ujakovich (age 46) was elected President and a Director of NCHP in 1998. Ms. Ujakovich has served as Senior Vice President of AIMCO since July, 1997. Prior to joining AIMCO, Ms. Ujakovich was Vice President of NHP serving as the Director of Transactions in NHP's Asset Management Department. Previously, Ms. Ujakovich worked as a developer for three successive, affiliated real estate development companies: The Cafritz / Freeman Group, The Investment Group and Rosenberg, Freeman and Associates. She holds a B.A. from Allegheny College and a Masters in Public Policy from John F. Kennedy School of Government at Harvard university.

EXECUTIVE OFFICERS

        The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

        Thomas W. Toomey (age 38). See "Directors of NCHP."

        Joel F. Bonder  (age 50). See "Directors of NCHP."

        Roberta Ujakovich (age 46). See "Directors of NCHP."

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

        Leeann Morein (age 44) was elected Senior Vice President Investor Services of NCHP in 1997. Ms Morein has served as Senior Vice President Investor Services AIMCO since November 1997. Ms. Morein has served as Secretary of AIMCO since July 1994 and from July 1994 until October 1997 also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly-traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President--Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

       Patrick J. Foye (Age 41) has been Executive Vice President of NCHP since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

       Troy D. Butts (age 34) has served as Senior Vice President and Chief Financial Officer of NCHP and AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

       (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

       National Housing Partnership Realty Fund III has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13. Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

       1133 Fifteenth Street Three ("1133") Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

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

       The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1998.

                   Name of
              Beneficial Owner                Number of Units   % of Class

            AIMCO and affiliates                  1,624.5         13.84%
      (affiliates of the General Partner)

The business address of AIMCO is 3410 South Galena Street, Suite 200, Denver, CO 80231

Item 13. Certain Relationships and Related Transactions

        The Partnership accrued Administrative and Reporting Fees payable to the General Partner of $86,248 in 1998, 1997 and 1996. The Partnership paid the General Partner $619,985 for these fees during 1997. No payments were made to the General Partner for those fees in 1998 and 1996. As of December 31, 1998, the Partnership owed $86,248 to the General Partner for accrued administrative and reporting fees, while at December 31, 1997 there were no fees remaining owed to the General Partner.

        An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by four of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $296,260, $568,855 and $625,232 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1997, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $21,905.

       Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $544,000, $668,000 and $786,000, respectively.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents filed as a part of this report:

             1.  Financial Statements

                 The financial statements, notes, and reports listed below are included herein:

                                                                                               Page
                                                                                               ----
                      Independent Auditors' Report                                             16

                      Statements of Financial Position,
                      December 31, 1998 and 1997                                               18

                      Statements of Operations for the Years
                      Ended December 31, 1998, 1997 and 1996                                   19

                      Statements of Partners' Deficit for the Years
                      Ended December 31, 1998, 1997 and 1996                                   20

                      Statements of Cash Flows for the Years Ended
                      December 31, 1998, 1997 and 1996                                         21

                      Notes to Financial Statements                                            22

                      Schedule III - Real Estate and Accumulated Depreciation of
                      the Local Limited Partnerships in which NHP Realty Fund
                      III has invested, December 31, 1998                                      33

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

           3.  Exhibits

                      The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested funds are included as an exhibit to this report and are incorporated herein:

                                                                       Page
                                                                       ----
                      Independent Auditors' Reports                    43

                      Combined Statements of Financial
                      Position, December 31, 1998 and 1997             48

                      Combined Statements of Operations
                      for the Years Ended December 31, 1998,
                      1997 and 1996                                    49

                      Combined Statements of Partners'
                      Deficit for the Years Ended

                      December 31, 1998, 1997 and 1996                 50

                      Combined Statements of Cash Flows for the
                      Years Ended December 31, 1998, 1997 and 1996     51

                      Notes to Combined Financial

                      Statements                                       53

                      Exhibit (24) Power of Attorney


        (b)    Reports on Form 8-K.

               The Partnership filed form 8-K on October 30, 1998 and from 8-Ka on November 12, 1998, in connection with a change in independent auditors from Deloitte & Touche LLP to Ernst & Young LLP effective for the year ended December 31, 1998.

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

March 31, 1999                            /s/ Troy D. Butts
--------------                            -------------------------------
Date                                      Troy D. Butts
                                          Senior Vice President and Chief
                                          Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 31, 1999                            /s/ Troy D. Butts
--------------                            ------------------------------------
Date                                      Troy D. Butts
                                          Senior Vice President and Chief
                                          Financial Officer

March 31, 1999                                          *
--------------                            --------------------------------------
Date                                      Thomas W. Toomey, Director

March 31, 1999                                          *
--------------                            --------------------------------------
Date                                      Susan R. Baron, Director

March 31, 1999                                          *
--------------                            --------------------------------------
Date                                      Joel F. Bonder, Director

March 31, 1999                                          *
--------------                            --------------------------------------
Date                                      Roberta Ujakovich, Director



        This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 24 to the Partnership's Form 10-K for the fiscal year ended December 31, 1998. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.

                *By Troy D. Butts pursuant to Power of Attorney.



                                /s/ Troy D. Butts
                                -----------------

                                 Independent Auditors' Report

To The Partners of
   National Housing Partnership Realty Fund III
Indianapolis, Indiana

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 1998, and the related combined statements of operations, partners' deficit, and cash flows for the year then ended. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Brunswick Village Limited Partnership for the year ended December 31, 1998. This investee's statements of financial position represent total assets which reflect 8% of combined total assets as of December 31, 1998 and a net loss in the amount of $29,371 for the year then ended. The financial statements of this investee were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this investee, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III holds a limited partnership interest as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. In addition, certain Local Partnerships' notes payable are due in 1999. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Ernst & Young  LLP
Indianapolis, Indiana
February 22, 1999

Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund III
Indianapolis, IN

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 1997, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the years ended December 31, 1997 and 1996. This investee's statements of financial position represent total assets constituting 7% of combined total assets at December 31, 1997, and net losses in the amounts of $883,000 and $61,000 for each of the two years in the period ended December 31, 1997. The financial statements of this investee were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for this investee, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which the Partnership holds a limited partnership interest as of December 31, 1997, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
McLean, VA
March 3, 1998

Independent Auditors' Report

The Partners
Brunswick Village Limited Partnership
Indianapolis, IN

        We have audited the accompanying balance sheet of BRUNSWICK VILLAGE LIMITED PARTNERSHIP, HUD Project No. 031-55075-LDP, as of December 31, 1998, and the related states of profit and loss (on HUD Form No. 92410), of partners' deficiency and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNSWICK VILLAGE LIMITED PARTNERSHIP as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, notes payable mature in February, 1999, with a required payment of principal and accrued interest. It is at least reasonably possible that the Partnership will not be able to pay these debts when the notes mature. This condition raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have issued a report dated January 22, 1999, on our consideration of BRUNSWICK VILLAGE LIMITED PARTNERSHIP's internal control and reports dated January 22, 1999, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.

        Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 16 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Goldenberg Rosenthal Friedlander
Jenkintown, PA
January 22, 1999

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

Goldenberg Rosenthal Friedlander
Jenkintown, PA
January 29, 1997

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                      December 31,
                                                       --------------------------------------
                                                               1998                  1997
                                                               ----                  ----
                                                  ASSETS
                                                  ------

Cash and cash equivalents                                $    389,065          $    630,105
Accounts receivable (Note 2)                                  210,965                77,232
Tenants' security deposits
  held in trust funds                                         330,378               331,710
Prepaid taxes and insurance and other assets                  110,085               119,193
Deferred finance costs                                         66,444                71,244
Mortgage escrow deposits (Note 5)                           2,188,153             2,018,341
Rental property, net (Notes 4 and 11)                      18,829,516            20,201,876
                                                          -----------           -----------

                                                         $ 22,124,606          $ 23,449,701
                                                          ===========           ===========

                                     LIABILITIES AND PARTNERS' DEFICIT
                                     ---------------------------------

Accounts payable and accrued expenses:
   Accounts payable (Note 9)                             $    485,138          $    422,799
   Accrued real estate taxes                                  133,647               126,994
   Due to management agent (NHPMC) (Note 9)                     -                    21,905
   Due to partners (Note 7)                                 1,643,285             1,563,206
   Accrued interest on partner loans (Note 7)               1,613,295             1,344,751
                                                          -----------           -----------

                                                            3,875,365             3,479,655

Tenants' security deposits payable                            319,102               333,626
Deferred income                                                 -                     5,787
Notes payable (Note 6)                                     10,278,044            10,278,044
Accrued interest on notes payable(Note 6)                  13,512,125            12,556,402
Mortgage notes payable (Note 5)                            11,808,766            12,306,856
Partners' deficit                                         (17,668,796)          (15,510,669)
                                                          -----------           -----------

                                                         $ 22,124,606          $ 23,449,701
                                                          ===========           ===========

                   See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                      ------------------------------------------
                                                             1998          1997          1996
                                                             ----          ----          ----
REVENUES:
   Rental income (Note 3)                             $  6,040,786    $ 7,522,222  $  8,523,974
   Interest income                                         110,061        113,424       145,891
   Other income                                            286,463        277,307       282,403
   Gain on disposal of rental properties                     -            980,293          -
                                                       -----------     ----------   -----------

                                                         6,437,310      8,893,246     8,952,268
                                                       -----------     ----------   -----------

EXPENSES:

   Administrative expenses                                 887,683        956,329     1,014,031
   Operating and maintenance expenses                    2,231,965      3,001,959     3,361,064
   Management and other services from
     related party (Note 9)                                296,260        568,855       625,232
   Salaries and related benefits to
     related party (Note 9)                                543,830        667,877       786,391
   Depreciation and amortization                           944,482      1,214,369     1,364,217
   Taxes and insurance                                     904,041      1,022,155     1,072,391
   Financial expenses - primarily interest (Notes 5)       140,870        187,073       247,769
   Interest on notes payable (Note 6 and 7)              1,232,965      1,447,792     1,614,725
   Other entity expenses                                     6,532         23,057        22,123
   Impairment loss on rental property (Note 11)          1,230,000        811,943       450,000
   Annual partnership administrative
     fees to General Partner (Note 7)                       75,000         87,387        97,500
                                                       -----------    -----------   -----------

                                                         8,493,628      9,988,796    10,655,443
                                                       -----------    -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEM                          (2,056,318)    (1,095,550)   (1,703,175)

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT                                     -          3,232,683         -
                                                       -----------    -----------   -----------

NET (LOSS) PROFIT                                     $ (2,056,318)  $  2,137,133  $ (1,703,175)
                                                       ===========    ===========   ===========


                   See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                            National
                             Housing          The
                           Partnership     National          NHP           Other
                           Realty Fund      Housing      Investment       Limited
                               III        Partnership    Partners I       Partner       Total
                           -----------    -----------    ----------       -------       -----
Deficit at
  January 1, 1996        $(13,369,178)  $(1,073,357)      $(404,931)      $(183)      $(14,847,649)

   Distributions              (18,362)         (195)           (874)        -              (19,431)

   Net loss                (1,675,362)      (15,447)        (12,366)        -           (1,703,175)
                         ------------   -----------       ---------       -----       ------------

Deficit at
  December 31, 1996       (15,062,902)   (1,088,999)       (418,171)       (183)       (16,570,255)

   Distributions           (1,041,687)      (18,500)        (17,360)        -           (1,077,547)

   Net profit               2,080,000        22,793          34,340         -            2,137,133
                         ------------   -----------       ---------       -----       ------------

Deficit at
  December 31, 1997       (14,024,589)   (1,084,706)       (401,191)       (183)       (15,510,669)

   Reclassification          (369,506)      341,672          27,837         -                    3

   Distributions              (99,367)       (1,783)           (662)        -             (101,812)

   Net loss                (2,018,639)      (18,885)        (18,794)        -           (2,056,318)
                         ------------   -----------       ---------       -----       ------------

Deficit at
  December 31, 1998      $(16,512,101)  $  (763,702)      $(392,810)      $(183)      $(17,668,796)
                         ============   ===========       =========       =====       ============

Percentage interest
  at December 31, 1996,
  1997 and 1998               (A)           (B)              (C)            (D)
                         ============   ===========       =========       =====

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                     --------------------------------------------
                                                             1998          1997           1996
                                                             ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                     $ 6,033,677    $ 7,386,377   $ 8,313,360
   Interest receipts                                       111,376         97,416       134,928
   Other receipts                                          261,217        267,558       278,180
   Tenant security deposits                                  -              4,287         2,465
   Entity receipts                                           7,641         16,725         2,899
                                                        ----------     ----------    ----------
   Total receipts                                        6,413,911      7,772,363     8,731,832

  Disbursements:
   Administrative                                         (565,763)      (501,383)     (494,136)
   Management fees                                        (526,220)      (680,043)     (747,666)
   Utilities                                              (834,199)    (1,196,137)   (1,336,837)
   Salaries and wages                                     (831,202)    (1,108,190)   (1,276,882)
   Operating and maintenance                            (1,183,705)    (1,515,780)   (1,925,757)
   Real estate taxes                                      (375,675)      (464,649)     (525,411)
   Property insurance                                     (259,840)      (318,523)     (248,182)
   Miscellaneous taxes and insurance                      (256,489)      (296,208)     (302,369)
   Tenant security deposits                                (13,191)        (1,846)      (16,568)
   Other operating disbursements                           (18,750)       (88,115)        -
   Interest on mortgage                                    (89,288)      (112,082)     (158,387)
   Mortgage insurance premium                              (37,868)       (65,123)      (84,336)
   Miscellaneous financial                                  (3,321)          (423)         (300)
   Entity disbursements:
     Interest on notes payable                              (8,698)    (3,105,884)      (78,419)
     Miscellaneous disbursements                           (31,913)      (133,088)      (37,788)
                                                        ----------     ----------    ----------
   Total disbursements                                  (5,036,122)    (9,587,474)   (7,233,038)
                                                        ----------     ----------    ----------
Net cash provided by (used in) operating activities      1,377,789     (1,815,111)    1,498,794
                                                        ----------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in mortgage escrow accounts              $  (169,810)   $  (235,700)  $   (89,950)
   Proceeds from disposal of rental property                 -          4,288,441         -
   Net purchase of fixed assets                           (801,027)      (703,309)     (985,968)
   Other investing                                         (68,770)        86,074       171,189
                                                        ----------      ---------    ----------
Net cash (used in) provided by investing activities     (1,039,607)     3,435,506      (904,729)
                                                        ----------      ---------    ----------



                   See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                            Years Ended December 31,
                                                     ---------------------------------------
                                                          1998          1997           1996
                                                          ----          ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Mortgage principal payments                         (498,090)      (555,354)     (578,286)
   Principal payments on loans or notes payable          (8,393)      (114,963)        -
   Proceeds from loans or notes payable                  29,073          6,702         6,165
   Distributions                                       (101,812)    (1,077,547)      (19,431)
                                                     ----------     ----------    ----------
Net cash used in financing activities                  (579,222)    (1,741,162)     (591,552)
                                                     ----------     ----------    ----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     (241,040)      (120,767)        2,513

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                               630,105        750,872       748,359
                                                     ----------     ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR              $   389,065    $   630,105   $   750,872
                                                     ==========     ==========    ==========


RECONCILIATION OF NET (LOSS) PROFIT TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net (loss) profit                                $(2,056,318)   $ 2,137,133   $(1,703,175)
                                                     ----------     ----------    ----------
   Adjustments to reconcile net (loss) profit to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                      944,482      1,214,369     1,364,217
     Extraordinary gain on extinguishment of debt         -         (3,232,683)        -
     Gain on disposal on rental properties                -           (980,293)        -
     Impairment loss on rental property               1,230,000        811,943       450,000
     Changes in operating assets and liabilities:
      Net tenant receivables                            (18,527)         8,494        (6,328)
      Accounts receivable - other                       (51,203)         5,623        62,955
      Prepaid expenses                                   15,982        (63,824)          496
      Cash restricted for tenant security deposits        1,332          6,533       (35,423)
      Accounts payable trade                            (24,647)        35,937      (251,517)
      Accrued liabilities                                50,915          3,309       (16,633)
      Accrued interest - notes payable                1,233,017     (1,658,092)    1,536,306
      Tenant security deposits held in trust fund       (14,523)        (4,092)       21,320
      Prepaid revenue                                     7,883          -             -
      Entity liability accounts                          59,396         (5,919)       84,733
      Deferred income                                     -             (5,434)       (8,157)
      Transfer of operating cash to new owner             -            (88,115)            -
                                                     ----------     ----------    ----------
        Total adjustments                             3,434,107     (3,952,244)    3,201,969
                                                     ----------     ----------    ----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                              $ 1,377,789    $(1,815,111)  $ 1,498,794
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION, AND SIGNIFICANT ACCOUNTING POLICIES

        Organization

        National Housing Partnership Realty Fund III (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owns and operates an existing rental housing project or has acquired limited partnership interests in partnerships which own and operate one or two existing rental housing projects. All such rental housing projects are financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). A substantial portion of each Local Limited Partnership revenue is received from the housing assistance agreements discussed in Note 3 below. On June 30, 1985, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

        On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

        Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


2.      ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

                                                                        December 31,
                                                              ------------------------------
                                                                 1998                1997
                                                                 ----                ----
       Net tenant accounts receivable                         $  69,270           $  50,742
       Housing assistance receivable                             47,116               -
       Accrued interest receivable                               19,731              21,199
       Reserve releases receivable                               61,896               -
       Other                                                     12,952               5,291
                                                               --------           ---------

       Net accounts receivable                                 $210,965           $  77,232
                                                                =======            ========

3.      HOUSING ASSISTANCE AGREEMENTS

        During 1998, the Federal Housing Administration (FHA) contracted with eleven rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five-year renewal options. The agreements expire at various dates through 1999. Ten Local Limited Partnerships have agreements in effect during 1998. The Local Limited Partnerships received a total of $1,478,997, $1,785,057 and $1,985,238 in the form of housing assistance payments during 1998, 1997 and 1996, respectively, which is included in "Rental income" on the combined statements of operations.

        For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 units, 41 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


        All of the units (503 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

4.      RENTAL PROPERTY

        Rental property consists of the following:

                                                                        December 31,
                                                           ----------------------------------
                                                                  1998                 1997
                                                                  ----                 ----
       Land                                                $   2,137,022        $   2,072,600
       Building and improvements                              25,829,750           24,362,182
       Furniture and equipment                                 2,594,062            4,500,658
                                                            ------------         ------------

                                                              30,560,834           30,935,440
       Less accumulated depreciation                         (11,731,318)         (10,733,564)
                                                             -----------          -----------

       Net rental property                                  $ 18,829,516         $ 20,201,876
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

        Approximate maturities of mortgage notes payable for the next five years are as follows:

                                        1999        $     535,000
                                        2000              575,000
                                        2001              618,000
                                        2002              664,000
                                        2003              713,000
                                  Thereafter            8,704,000
                                                      -----------

                                                      $11,809,000
                                                      ===========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)

6.      NOTES PAYABLE

        Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

              Local Partnership          Due Date         Note Amount    Accrued Interest
              -----------------          --------         -----------    ----------------
         Brunswick Village
             Limited Partnership     February 28, 1999   $   913,064    $   1,354,374
         Meadowood Townhouses III
             Limited Partnership     November 1, 1999      2,157,572        3,054,165
         Woodmark Limited
             Partnership             December 13, 1999     1,553,000        1,961,858
         Kimberly Associates
             Limited Partnership     December 13, 1999     1,401,600        1,770,931
         Edmond Estates
             Limited Partnership     December 17, 1999       977,808        1,235,407
         Galion Limited
             Partnership             December 20, 1999       482,100          608,635
         Indian Valley I
             Limited Partnership     December 20, 1999       963,600        1,216,521
         Indian Valley II
             Limited Partnership     December 20, 1999       625,200          789,934
         Indian Valley III
             Limited Partnership     December 20, 1999       875,300        1,105,202
         Newton Hill
             Limited Partnership     December 20, 1999       328,800          415,098
                                                          ----------       ----------

                  Total Due 1999                         $10,278,044      $13,512,125
                                                          ==========       ==========

        Meadowood Townhouses III Limited Partnership's notes payable, plus accrued interest, were due and payable upon the earlier of the sale, transfer, or refinancing of the Local limited Partnership or April 30, 1997. A Forbearance Agreement was executed, which extended the maturity date of these non-recourse notes payable and accrued interest. Under the terms of this agreement, the initial period of forbearance expired on April 30, 1997. Such funding was not approved by April 30, 1997 and a further extension of forbearance until January 2, 1998 was granted to permit the General Partner to submit an alternative plan to the noteholders, and to negotiate and close such plan. An amendment to the Forbearance Agreement requires the Local Limited Partnership to market the property for sale. If the sale is not closed by November 1999, the noteholders will have the right to foreclose on such Local Limited Partnership's property. The Forbearance Agreement provides for sharing of net sale proceeds between the Partners and noteholders. Such proceeds allocated to the noteholders would be in full satisfaction of the notes payable and the related interest.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)

Meadowood Townhouse III Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on its successful efforts to repay the principal and accrued interest on the notes payable, or to negotiate further amendments of the terms of the notes and the related forbearance agreements.

7.      PAYABLES DUE PARTNERS

        The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of $75,000, $87,387 and $97,500 during 1998, 1997 and 1996, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1998, 1997 and 1996, the Local Limited Partnerships paid $31,367, $113,271 and $37,317 for such fees, respectively. The balances owed to the General Partner for these fees were $455,372 and $411,739 at December 31, 1998 and 1997, respectively.

        During 1998, 1997 and 1996, the General Partner advanced $36,646, $26,668 and $30,715 to seven, twelve and seven of the Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1998 and 1997, loans of $200 and $100,517, and accrued interest of $8,698 and $61,292, respectively, were repaid by three and five Local Limited Partnerships. There were no repayments made during 1996. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1998 and 1997, was $668,079 and $631,633, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

        During 1998, 1997 and 1996, the Partnership made no advances to the Local Limited Partnerships. During 1997, loans of $14,446 were repaid one Local Limited Partnership. There were no repayments made during 1998 and 1996. The balance owed to the Partnership by the Local Limited Partnerships at December 31, 1998 and 1997, was $519,834. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

        During 1998, 1997 and 1996, respectively, interest on advances from the Partnership and the General Partner of $277,242, $258,205 and $234,470 was recorded, and $8,698, $61,292 and $78,419 of interest relating to prior years was repaid.

        All advances and accumulated interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

8.      FEDERAL AND STATE INCOME TAXES

  The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities upon their distributive share of the Local Limited Partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to partner groups in accordance with
Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


9.      RELATED PARTY TRANSACTIONS

        An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by four of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $296,260, $568,855 and $625,232 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1997, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $21,905.

        Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $544,000, $668,000 and
$786,000, respectively. At December 31, 1997, account payable included $9,648 NHPMC.

10.     GOING CONCERN

        Certain of the Local Partnership's notes payable are past due or are due in 1999 (see Note 6). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

11.     IMPAIRMENT LOSS ON RENTAL PROPERTY

        In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (the "Statement"), effective for financial statements for fiscal years beginning after December 15, 1996, the Local Limited Partnerships record impairment losses on when events and circumstances indicate that the investment in the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. In 1998, Indian Valley I Limited Partnership recorded an impairment loss and reduced the carrying value of fixed assets by $1,230,000.

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

        During 1996, Galion Limited Partnership recognized an impairment loss on its rental property in the amount of $450,000. Because the Local Limited Partnership's note payable is due December 20, 1999, the Local Limited Partnership estimated net cash flow only for the period January 1, 1997 to December 20, 1999. As a result of this

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)

limited holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The Local Limited Partnership has used the Direct Capitalization Method to estimate the fair value of the rental property.

        Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1998. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

12.     DISPOSALS OF RENTAL PROPERTIES

        On May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997, funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was $3,336,387, comprised of $1,558,252 for Meadowoods Apartments I and $1,778,135 for Meadowood Apartments II. The holders of the notes payable were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Meadowood Townhouses I Limited Partnership's gain from this transaction has been recorded in the combined statements of operations for the year ended December 31, 1997, as an extraordinary item - gain on extinguishment of debt of $3,232,683.

        During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was $5,746,892, which is above the mortgage note of $1,866,667. In addition, Southport Financial Services, Inc., assumed the note payable and accrued interest totaling $3,505,225 due to the note holders. Final settlement occurred on July 31, 1997. Elden Limited Partnership's gain of $1,093,975 has been recorded in the combined statements of operations for the year ended December 31, 1997 as a gain on disposal of rental property.

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. For the notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.