Form 10QSB
period 1999-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1999-05-17
CIK 769028

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly Or Transitional Report

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT of 1934

     For the transition period from            to

                         Commission file number 0-14457


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
       (Exact name of small business issuer as specified in its charter)

          Maryland                                               52-1394972
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                       9200 Keystone Crossing, Suite 500
                          Indianapolis, Indiana 46240
                    (Address of principal executive offices)

                                 (317) 817-7500
                           Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION
                                  (UNAUDITED)

                                 MARCH 31, 1999



ASSETS

  Cash and cash equivalents                               $  598,728

  Investments in and advances to Local Limited

     Partnerships (Note 2)                                        --
                                                          $  598,728

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

  Administrative and reporting fee payable to

     General partner (Note 3)                             $  107,810

  Accrued expenses                                            69,833


                                                             177,643
Partners' equity (deficit):

  General Partner--The National Housing

     Partnership (NHP)                                       (91,039)

   Original Limited Partner--1133 Fifteenth

      Street Associates                                      (95,939)

   Other Limited Partners--11,500 investment
      units                                                  608,063

                                                             421,085

                                                          $  598,728


               See Accompanying Notes to Financial Statements

b)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                        Three Months Ended

                                                            March 31,

                                                         1999       1998

REVENUES:

  Interest income                                    $   6,182   $   6,283

COSTS AND EXPENSES:

  Administrative and reporting fees to

    General Partner                                     21,562      21,562

  Other operating expenses                              18,406      14,374

                                                        39,968      35,936

NET LOSS                                             $ (33,786)  $ (29,653)

NET LOSS ASSIGNABLE TO LIMITED PARTNERS              $ (33,110)  $ (29,059)

NET LOSS PER LIMITED PARTNERSHIP INTEREST            $      (3)  $      (3)


                    See Accompanying Notes to Financial Statements

c)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENTS OF PARTNER'S EQUITY (DEFICIT)
                                  (UNAUDITED)



                                    The National    1133

                                      Housing    Fifteenth    Other

                                    Partnership    Street    Limited

                                       (NHP)     Associates Partners    Total


Equity (deficit) at January 1, 1999  $ (90,701)  $(95,601)  $ 641,173  $454,871


Net loss for the three months ended

  March 31, 1999                          (338)      (338)    (33,110)  (33,786)


Equity (deficit) at March 31, 1999   $ (91,039)  $(95,939)  $ 608,063  $421,085


Percentage interest at

  March 31, 1999                            1%         1%         98%      100%

                                           (A)        (B)         (C)


(A)  General Partner
(B)  Original Limited Partner
(C)  Consists of 11,500 investment units

                      See Accompanying Notes to Financial Statements

d)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)



                                                       Three Months Ended

                                                            March 31,

                                                         1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Interest received                                  $   6,182   $   6,283

  Operating expenses paid                               (2,289)       (624)

  Net cash provided by operating activities              3,893       5,659

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         594,835     538,513

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 598,728   $ 544,172

RECONCILIATION OF NET LOSS TO NET CASH USED IN

  OPERATING ACTIVITIES:

   Net loss                                          $ (33,786)  $ (29,653)

   Adjustments to reconcile net loss to net cash

   provided by operating activities:

   Increase in administrative and reporting fees

      payable                                           21,562      21,562

   Increase in accrued expenses                         16,117      13,750


     Total adjustments                                  37,679      35,312


Net cash provided by operating activities            $   3,893   $   5,659


                    See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                         A MARYLAND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  ACCOUNTING POLICIES

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

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Three Associates, whose limited partners were key employees of an affiliate of the Partnership at the time the Partnership was formed and whose general partner is the sole shareholder of the Partnership's General Partner.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund III's Annual Report filed in Form 10-K for the year ended December 31, 1998.

(2)  INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 99% limited partnership interest in Brunswick Village Limited Partnership and 94.5% limited partnership interests (98% with respect to allocation of losses) in eight other Local Limited Partnerships: Edmond Estates Limited Partnership, Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, Kimberly Associates Limited Partnership, Newton Hill Limited Partnership and Woodmark Limited Partnership. The Partnership also acquired a 99% interest in Meadowood Townhouses III Limited Partnership which owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in these operating limited partnerships is 98.01%.

Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in the twelve Local Limited Partnerships had been reduced to zero. During the year ended December 31, 1997, three properties owned by two Local Limited Partnerships were sold, and as a result the Partnership's investment in these Local Limited Partnerships is $87,108. The Partnership did not recognize $196,964 of losses from the remaining ten Local Limited Partnerships during the three months ended March 31, 1998. The Partnership did not recognize $76,116 of losses from these ten Local Limited Partnerships during the three months ended March 31, 1999. As of March 31, 1999, the Partnership has not recognized a total of $15,859,014 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining ten Local Limited Partnerships has been reduced to zero at March 31, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of March 31, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

The following are combined statements of operations for the three months ended March 31, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                     Three Months Ended March 31,
                                         1999           1998

Rental income                         $1,504,169     $1,571,221
Other income                              59,617         77,844

Total income                           1,563,786      1,649,065

Operating expenses                       853,930      1,045,339
Interest, taxes and insurance            550,325        565,532

Depreciation                             237,192        238,891

Total expenses                         1,641,447      1,849,762

Net loss                              $  (77,661)    $ (200,697)

National Housing Partnership
Realty Fund III share of losses       $  (76,116)    $ (196,964)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,562 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $107,810 at March 31, 1999.

Accrued administrative and reporting fees payable to the General Partner are paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)  SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(5)  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Local Limited Partnerships' ability to meet its cash obligations.

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

The Partnership's liquidity based on cash and cash equivalents increased to $598,728 at March 31, 1999, as compared to $594,835 at December 31, 1998. The increase was due to $3,893 of cash provided by operating activities. The Partnership's existing cash plus any distributions from the underlying operations of the combined Local Limited Partnerships, is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of March 31, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1999, investments in ten Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships.

For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1999 and 1998, respectively. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owner of each Property. The deferred acquisition notes related to Meadowood Townhouses III Limited Partnership as discussed below reached final maturity in January 1998. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

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

Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999, and is currently in default. The remaining eight Local Limited Partnerships' note payable, plus accrued interest, are due in December, 1999. As of May 1, 1999, the Local Limited Partnerships' have not renegotiated the terms of the notes, including the extension of the due date. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes.

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

The Partnership's had a net loss of $33,786 for the three months ended March 31, 1999 compared to a net loss of $29,653 for the three months ended March 31, 1998. The increase in net loss was primarily due to a decrease in interest income and an increase in costs and expenses. The Partnership did not recognize $76,116 of its allocated share of losses from the ten Local Limited Partnerships for the three months ended March 31, 1999, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $120,848 between periods, ended March 31, 1999 compared to the three months ended March 31, 1998.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.

               27      Financial Data Schedule.

          (b)  Form 8-K:  None filed during the quarter ended March 31, 1999.


                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                              (Registrant)


                              By:  The National Housing Partnership,
                                   its sole General Partner


                              By:  National Corporation for Housing
                                   Partnerships, its sole General Partner


                              By:  /s/Troy D. Butts
                                   Troy D. Butts
                                   As Senior Vice President
                                   and Chief Financial Officer



                              Date: May 17, 1999