Form 10QSB
period 1999-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1999-08-17
CIK 769028

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

                  For the quarterly period ended June 30, 1999

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
                                  (Unaudited)

                                 June 30, 1999

ASSETS

  Cash and cash equivalents                               $  558,903

  Investments in and advances to Local Limited
     Partnerships (Note 2)                                        --
                                                          $  558,903

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

  Administrative and reporting fee payable to
     General partner (Note 3)                             $  129,518

  Accrued expenses                                            36,112

                                                             165,630
Partners' equity (deficit):

  General Partner--The National Housing
       Partnership (NHP)                                     (91,317)

   Original Limited Partner--1133 Fifteenth
        Street Three Associates                              (96,217)

   Other Limited Partners--11,500 investment
        units                                                580,807

                                                             393,273

                                                          $  558,903


                 See Accompanying Notes to Financial Statements

b)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                            Statements of Operations
                                  (Unaudited)



                                 Three Months Ended     Six Months Ended

                                      June 30,              June 30,

                                  1999        1998       1999        1998

REVENUES:

 Interest income                $  6,000   $  5,608    $ 12,182   $ 11,891

COSTS AND EXPENSES:

 Administrative and reporting

   fees to General Partner        21,708     21,562      43,270     43,124

 Other operating expenses         12,104     12,425      30,510     26,799


                                  33,812     33,987      73,780     69,923

NET LOSS                        $(27,812)  $(28,379)   $(61,598)  $(58,032)

NET LOSS ASSIGNABLE TO

 LIMITED PARTNERS               $(27,256)  $(27,813)   $(60,366)  $(56,872)


NET LOSS PER LIMITED

 PARTNERSHIP INTEREST                 (2)        (2)         (5)        (5)


                 See Accompanying Notes to Financial Statements
c)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                    Statements of Partner's Equity (Deficit)
                                  (Unaudited)

                                     The National      1133

                                        Housing     Fifteenth      Other

                                      Partnership     Street      Limited

                                         (NHP)      Associates    Partners      Total


Equity (deficit) at January 1, 1999   $ (90,701)   $(95,601)    $  641,173   $ 454,871

Net loss for the six months ended
  June 30, 1999                            (616)       (616)       (60,366)    (61,598)

Equity (deficit) at June 30, 1999     $ (91,317)   $(96,217)    $  580,807   $ 393,273

Percentage interest at
  June 30, 1999                              1%          1%            98%        100%

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
                                  (Unaudited)


                                                            Six Months Ended

                                                                June 30,

                                                            1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Interest received                                     $  12,182    $  11,891

  Operating expenses paid                                 (48,114)     (44,389)

  Net cash used in operating activities                   (35,932)     (32,498)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            594,835      538,513

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 558,903    $ 506,015

RECONCILIATION OF NET LOSS TO NET CASH USED IN

  OPERATING ACTIVITIES:

   Net loss                                             $ (61,598)   $ (58,032)

   Adjustments to reconcile net loss to net cash

   used in operating activities:

   Increase in administrative and reporting fees

      payable                                              43,270       43,124

   Decrease in accrued expenses                           (17,604)     (17,590)

     Total adjustments                                     25,666       25,534

Net cash used in operating activities                   $ (35,932)   $ (32,498)


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

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

(2)  INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 99% limited partnership interest in Brunswick Village Limited Partnership and 94.5% limited partnership interests (98% with respect to the allocation of losses) in eight other Local Limited Partnerships: Edmond Estates Limited Partnership, Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, Kimberly Associates Limited Partnership, Newton Hill Limited Partnership and Woodmark Limited Partnership. The Partnership also acquired a 99% interest in Meadowood Townhouses III Limited Partnership which owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in these operating limited partnerships is 98.01%.

Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in the twelve Local Limited Partnerships had been reduced to zero. During the year ended December 31, 1997, three properties owned by two Local Limited Partnerships were sold, and as a result the Partnership's investment in these Local Limited Partnerships is $87,108. The Partnership did not recognize $528,579 of losses from the remaining ten Local Limited Partnerships during the six months ended June 30, 1998. The Partnership did not recognize $288,119 of losses from these ten Local Limited Partnerships during the six months ended June 30, 1999. As of June 30, 1999, the Partnership has not recognized a total of $16,071,017 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining ten Local Limited Partnerships has been reduced to zero at June 30, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distribution and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of June 30, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

The following are combined statements of operations for the three and six months ended June 30, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS


                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                        1999         1998         1999         1998
Rental income                       $1,565,653   $1,489,486   $3,069,822   $3,060,707
Other income                            68,208       64,997      127,825      142,841
  Total income                       1,633,861    1,554,483    3,197,647    3,203,548
Operating expenses                   1,045,153    1,123,151    1,899,083    2,168,490
Interest, taxes and insurance          562,781      533,356    1,113,106    1,098,888
Depreciation                           241,566      235,524      478,758      474,415
  Total expense                      1,849,500    1,892,031    3,490,947    3,741,793
Net loss                            $ (215,639)  $ (337,548)  $ (293,300)  $ (538,245)
National Housing Partnership Realty
 Fund III share of losses           $ (209,585)  $ (331,615)  $ (288,119)  $ (528,579)


(3)  TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,270 and $43,124, respectively, for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $129,518 at June 30, 1999.

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

(5)  LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its or NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

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

For the past several years, various proposals have been advanced by HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 apartment units, 41 percent of the total apartment units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in Federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operations of the Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased to $558,903 at June 30, 1999, as compared to $594,835 at December 31, 1998. The decrease was due to the Partnership's operating expenses more than offsetting the interest received by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 at June 30, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1999, investments in ten Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1999 and 1998, respectively. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's had a net loss of $61,598 for the six months ended June 30, 1999, compared to a net loss of $58,032 for the six months ended June 30, 1998. The increase in net loss was primarily due to an increase in interest income which was more than offset by an increase in costs and expenses. The Partnership did not recognize $288,119 of its allocated share of losses from the Local Limited Partnerships for the six months ended June 30, 1999, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $240,460 between periods ended June 30, 1999 compared to the six months ended June 30, 1998.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its or NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.

     27   Financial Data Schedule.

(b)  Form 8-K:  None filed during the quarter ended June 30, 1999.


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


                                   Date:   August 17, 1999