Form 10QSB
period 1999-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 1999-11-15
CIK 769028

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-14457


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
       (Exact name of small business issuer as specified in its charter)




          Maryland                                           52-1394972
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                       9200 KEYSTONE CROSSING, SUITE 500
                        INDIANAPOLIS, INDIANA 46240-7602
                    (Address of principal executive offices)

                                 (317) 817-7500
                          (Issuer's telephone number)


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

                        Statement of Financial Position
                                  (Unaudited)

                               September 30, 1999


ASSETS
Cash and cash equivalents                                   $  540,567
Investments in and advances to Local Limited
Partnerships (Note 2)                                               --
                                                            $  540,567

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities
Administrative and reporting fee payable to
General Partner (Note 3)                                    $  150,934
Accrued expenses                                                30,350
                                                               181,284

Partners' equity (deficit)
General Partner -- The National Housing
Partnership (NHP)                                             (91,657)
Original Limited Partner -- 1133 Fifteenth
Street Two Associates                                         (96,557)
Other Limited Partners -- 11,500 investment
units                                                          547,497
                                                               359,283
                                                            $  540,567


                 See Accompanying Notes to Financial Statements

b)


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                            Statements of Operations
                                  (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1999        1998        1999        1998
REVENUES:
Interest income                    $  6,597    $  4,292    $ 18,779    $ 16,183

COSTS AND EXPENSES:
Administrative and reporting fees
to General Partner                   21,416      21,562      64,686      64,686
Other operating expenses             19,170      24,154      49,681      50,953
                                     40,586      45,716     114,367     115,639

NET LOSS                           $(33,989)   $(41,424)   $(95,588)   $(99,456)

NET LOSS ASSIGNABLE TO LIMITED
PARTNERS                           $(33,309)   $(40,594)   $(93,676)   $(97,466)

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP INTEREST               $     (3)   $     (4)   $     (8)   $     (8)


                 See Accompanying Notes to Financial Statements

c)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                    Statement of Partner's Equity (Deficit)
                                  (Unaudited)



                              The National      1133
                                 Housing     Fifteenth      Other
                               Partnership   Street Two    Limited
                                  (NHP)      Associates    Partners      Total

Equity (deficit) at January
1, 1999                        $ (90,701)   $ (95,601)   $ 641,173    $ 454,871

Net loss for the nine months
ended September 30, 1999            (956)        (956)     (93,676)     (95,588)

Equity (deficit) at September  $ (91,657)   $ (96,557)   $ 547,497    $ 359,283
30, 1999

Percentage interest at
September 30, 1999                    1%           1%           98%        100%
                                     (A)          (B)           (C)

(A)General Partner
(B)Original Limited Partner
(C)Consists of 11,500 investment units


                 See Accompanying Notes to Financial Statements

d)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                            Statements of Cash Flow
                                  (Unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                             1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Distributions from local limited partnerships              $     --    $ 13,908
Interest received                                            18,799      16,183
Operating expenses paid                                     (73,067)    (59,288)
Net cash used in operating activities                       (54,268)    (29,197)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              594,835     538,513

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $540,567    $509,316

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:
Net loss                                                   $(95,588)   $(99,456)
Adjustments to reconcile net loss to net cash used in
operating activities:
Distributions from local limited partnerships                    --      13,908
Increase in administrative and reporting fees
payable                                                      64,686      64,686
Decrease in accrued expenses                                (23,366)     (8,335)

Total adjustments                                            41,320      70,259

Net cash used in operating activities                      $(54,268)   $(29,197)



                 See Accompanying Notes to Financial Statements

e)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                         Notes to Financial Statements
                                  (Unaudited)


(1)  ACCOUNTING POLICIES

ORGANIZATION

National Housing Partnership Realty Fund III (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owns and operates an existing rental housing project or has acquired limited partnership interests in partnerships which own and operate one or two existing rental housing projects. All such rental housing projects are financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). On June 30, 1985, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interest at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests.

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner") is the General Partner of the Partnership.

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

(2)  INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 94.5% limited partnership interest (98% with respect to the allocation of losses) in eight Local Limited Partnerships: Edmond Estates Limited Partnership, Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, Kimberly Associates Limited Partnership, Newton Hill Limited Partnership, and Woodmark Limited Partnership. The Partnership also acquired a 99% interest in Meadowwood Townhouses III Limited Partnership which owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in these operating limited partnerships is 98.01%. Until August 16, 1999, the Partnership also held a 99% limited partnership interest in Brunswick Village Limited Partnership.

Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On August 16, 1999, the note holder foreclosed on the Partnership's interest on the Brunswick Village Limited Partnership which secured the Note. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in all of its current Local Limited Partnerships had been reduced to zero. The Partnership did not recognize $503,913 and $691,089 of losses from its Local Limited Partnerships during the nine months ended September 30, 1999 and 1998. As of September 30, 1999, the Partnership has not recognized a total of $16,286,811 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining nine Local Limited Partnerships has been reduced to zero at September 30, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159 as of September 30, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

The following are combined statements of operations for the three and nine months ended September 30, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                 Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                 1999          1998         1999         1998

Rental income                $1,387,400    $1,533,220   $4,457,222   $4,593,927
Other income                     64,913        82,504      192,738      225,345
Total income                  1,452,313     1,615,724    4,649,960    4,819,272

Operating expenses              860,162     1,002,531    2,759,245    3,171,021
Interest, taxes, and insurance  571,288       541,321    1,684,394    1,640,209
Depreciation                    240,641       237,264      719,399      711,679
Total expense                 1,672,091     1,781,116    5,163,038    5,522,909

Net income (loss)            $ (219,778)   $ (165,392)  $ (513,078)  $ (703,637)

National Housing Partnership
Realty Fund III share of
losses                       $ (215,714)   $ (162,510)  $ (503,913)  $ (691,089)


(3) TRANSACTIONS WITH THE GENERAL PARTNER

During each of the nine month periods ended September 30, 1999 and 1998, the Partnership accrued administrative and reporting fees to the General Partner in the amount of $64,686 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $150,934 at September 30, 1999.

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

(5) LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP, or to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP does not believe that the investigations will result in a material adverse impact on NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

For the past several years, various proposals have been advanced by HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 503 apartment units, 41 percent of the total apartment units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in Federal Fiscal Year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1999. With respect to Housing Assistance Payments Contracts ("HAP" Contracts) expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operations of the Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased to $540,567 at September 30, 1999, as compared to $594,835 at December 31, 1998. The decrease was due to the Partnership's operating expenses more than offsetting the interest received by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $522,159, at September 30, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1999, investments in nine Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the nine months ended September 30, 1999. The cash distribution during the nine months ended September 30, 1998, is the result of proceeds from the sale of local limited partnership properties in 1997. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

All of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owner of each Property.
The deferred acquisition notes related to Meadowwood Townhouses III Limited Partnership as discussed below reached final maturity in January 1998. All other notes will reach final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default of the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

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

Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On August 16, 1999, the note holder foreclosed on the Partnership's interest on the Brunswick Village limited partnership which secured the Note. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

The remaining eight Local Limited Partnerships' notes payable, plus accrued interest, are due in December 1999. As of October 1, 1999, the Local Limited Partnerships' have not renegotiated the terms of the notes, including the extension of the due date. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate nine rental housing properties. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership had a net loss of $95,588 for the nine months ended September 30, 1999, compared to a net loss of $99,456 for the nine months ended September 30, 1998. The decrease in net loss was due to an increase in interest income and a decrease in costs and expenses. The Partnership did not recognize $503,913 of its allocated share of losses from the Local Limited Partnerships for the nine months ended September 30, 1999, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $187,176 between the periods ended September 30, 1999 compared to the nine months ended September 30, 1998.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of July 31, 1999, had completed approximately 90% of this effort.

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

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of July 31, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan was to move accounts from any institution that could not certified Year 2000 compliant by September 1, 1999. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

In July 1999, NHP received a grant jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP, or to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules, and regulations relating to HUD-assisted or HUD-insured properties. NHP does not believe that the investigations will result in a material adverse impact on NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



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


                              NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                              (Registrant)


                              By:  The National Housing Partnership,
                                   Its sole General Partner


                              By:  National Corporation for Housing
                                   Partnerships, its sole General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President and
                                   Controller


                              Date: