Form 10KSB
period 1999-12-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2000-04-14
CIK 769028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1999......Commission file number 0-14457

 National Housing Partnership Realty Fund III (A Maryland Limited Partnership)
             (Exact name of registrant as specified in its charter)

              Maryland                                          52-1394972
   (State or other Jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    9200 Keystone Crossing, Suite                                46240
      500 Indianapolis, Indiana                                (Zip Code)
(Address of principal executive offices)



Registrant's telephone number, including area code:               (317) 817-7500

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:
11,490 Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $23,000.

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

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A MARYLAND LIMITED PARTNERSHIP)
                         1999 Form 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page

Item 1.     Business                                                       2
Item 2.     Properties                                                     8
Item 3.     Legal Proceedings                                              8
Item 4.     Submission of Matters to a Vote of Security Holders            8


                                     PART II

Item 5.     Market for the Registrant's Partnership
              Interests and Related Partnership Matters                    9
Item 6.     Management's Discussion and Analysis or Plan
              of Operations                                               10
Item 7.     Financial Statements                                          15
Item 8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         35


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant            36
Item 10.    Executive Compensation                                        38
Item 11.    Security Ownership of Certain Beneficial
              Owners and Management                                       38
Item 12.    Certain Relationships and Related Transactions                38


                                     PART IV

Item 13.    Exhibit and Reports on Form 8-K                               39

                                     PART I

Introduction

      The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.     Business

      National Housing Partnership Realty Fund III (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of May 10, 1985. On June 14, 1985, the Partnership commenced offering 11,500 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on July 18, 1985, with subscriptions for all 11,500 limited partnership interests. As of December 31, 1999, 11,490 limited partnership interests were outstanding.

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

Receipt of HUD Subpoena/Tolling Agreement

      In October 1997, NHP received a subpoena from the Inspector General ("IG") of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

      On or about February 26, 1998, Counsel for NHP and the U.S. government entered into a Tolling Agreement with respect to any applicable statues of limitations related to certain civil claims the government may have against NHP in connection with the Transactions. The Tolling Agreement expired in August 1998.

      In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

      NHP believes its operations are in compliance, in all material respects with all laws, rules, and regulations related to HUD-assisted or HUD-insured properties and has retained counsel in connection with NHP's response to the subpoena. Although no action has been initiated against the Partnership, NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

      The Partnership's business is to hold limited partnership interests in nine limited partnerships ("Local Limited Partnerships") each of which owns and operates a multi-family rental housing property ("Properties"), which receives one or more forms of assistance from the Federal Government. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment and, as a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

      Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On August 16, 1999, the note holder foreclosed on the Partnership's interest in the Brunswick Village Limited Partnership which secured the Note.

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

      The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner as of December 31, 1999:

          SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
   IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT


                                                                               Occupancy
                                                        Units Authorized      Percentage
                                    Financed, Insured      for Rental     for the Year Ended
Property Name, Location    Number of  and Subsidized     Assistance Under    December 31,
and Partnership Name        Units          Under          Section 8(C)      1999      1998

Edmond Estates               120           (A)                56             97%      100%
  Phoenix City, Alabama
  (Edmonds Estates Limited
    Partnership)

Galion East                   60           (B)                60             97%       98%
  Galion, Ohio
  (Galion Limited Partnership)

Indian Valley I              100           (A)                40             92%       95%
  Kent, Ohio
  (Indian Valley I Limited
    Partnership)

Indian Valley II              90           (A)                36             96%       97%
  Kent, Ohio
  (Indian Valley II Limited
    Partnership)

Indian Valley III             98           (A)                39             94%       96%
  Kent, Ohio
  (Indian Valley III Limited
    Partnership)

Cherry Branch Townhomes      172           (A)                20             98%       95%
  Laurel, Maryland
  (Kimberly Associates Limited
    Partnership)

Meadowood Apartments         283           (A)               164             94%       94%
  Associates III
  Edgewood, Maryland
  (Meadowood Townhouses III
    Limited Partnership)

Newton Hill                   40           (A)                16             87%       93%
  Akron, Ohio
  (Newton Hill Limited
    Partnership)

Woodmark                     150           (A)                --             97%       95%
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

      For the past several years, various proposals have been advanced by HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 431 units, 39 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      All of the units (431 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

      HUD Approval and Enforcement

      A significant number of properties owned by the Local Limited Partnerships are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C., (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December, 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998. As a result of HUD's review of 2530 applications during 1999, two unresolved flags existed at December 31, 1999. Subsequent to December 31, 1999, one of these flags was resolved and the other is currently being addressed.

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

      Regulation of Affordable Housing

      As of December 31, 1999, the Partnership held an equity interest in 9 properties that benefit from government programs intended to provide housing to people of low or moderate incomes. These programs, which are usually administered by HUD or the state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of the Partnership's interest in the property, as well as any benefits flowing from the property. The Partnership must obtain the approval of HUD in order to acquire a significant interest in a HUD-assisted or HUD-insured property. The Partnership can make no assurance that it will always receive such approval.

      Environmental

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

   Ownership Percentages

      The following sets forth the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisitions of such ownership. All interests are limited partner interests. Also included are the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships as of December 31, 1999.

                      NHP Realty      Original                        Notes
                       Fund III        Cost of                       Payable
                      Percentage      Ownership      Mortgage      and Accrued
Partnership            Ownership      Interest        Notes        Interest (1)
                                   (in thousands)         (in thousands)

Edmond Estates, L.P.     94.5%        $    416      $    928       $  2,301
Galion, L.P.             94.5%             283           479          1,138
Indian Valley I, II
  and III, L.P.s         94.5%           1,456         3,069          5,800

Kimberly Associates,L.P. 94.5%             902         1,767          3,299
Meadowoods Townhouses
  III, L.P.              99.0%           2,998         2,716          5,428
Newton Hill, L.P.        94.5%             210           403            774
Woodmark, L.P.           94.5%             836         1,353          3,654

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operations" for further details.

Item 2. Properties

        See Item 1 for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3. Legal Proceedings

      In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project.

      In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

                                     PART II

Item 5. Market  for  the  Registrant's   Partnership   Interests  and  Related
        Partnership Matters

        (a)Interests in the Partnership were sold through a public offering managed by Dean Witter Reynolds, Inc. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

        (b)As of December 31, 1999, there were 787 registered holders of 11,490 limited partnership interests (in addition to 1133 Fifteenth Street Three Associates - See Note 1). In 1999, the number of Limited Partnership Units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

        (c)No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1999.

Item 6.     Management's Discussion and Analysis or Plan of Operations

      The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Year 2000 Compliance

General Description

      The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The
Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

      In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

      To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

      The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

      The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

      At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

      The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

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

      All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited Partnerships. Subsequent to December 31, 1999, the note holder foreclosed on the Partnership's interest on the following Limited Partnerships which secured each respective note: Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. Subsequent to December 31, 1999, the note holder began foreclosure proceedings on the Partnership's interest in the following Limited Partnerships, which secured each respective note: Kimberly Associates and Meadowood Townhouses III. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

      Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On August 16, 1999, the note holder foreclosed on the Partnership's interest in the Brunswick Village Limited Partnership which secured the Note. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

      On May 2, 1996, Meadowood Townhouses I Limited Partnership entered into an Agreement of Sale with Community Preservation and Development Corporation, to sell its two properties, Meadowood Apartments I and II pursuant to the terms of LIHPRHA. The purchase price was based on the properties' Transfer Preservation Value, as approved by HUD. During 1997 funding was approved for the sale of Meadowood Apartments I and II, and final settlement occurred on July 15, 1997. Total LIHPRHA grant money received for the properties was approximately $3,336,200, comprised of approximately $1,558,000 for Meadowoods Apartments I and approximately $1,778,000 for Meadowood Apartments II. The holders of the notes payable were paid a portion of the LIHPRHA grant money in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. During 1998, the Partnership received net proceeds from the sale of approximately $85,000.

      During 1997, Elden Limited Partnership entered into an Agreement of Sale with Southport Financial Services, Inc., to sell its property, Elden Terrace Apartments. The purchase price for the sale was approximately $5,747,000, which is above the mortgage note of approximately $1,867,000. In addition, Southport Financial Services, Inc., assumed the note payable and accrued interest totaling approximately $3,505,000 due to the note holders. Final settlement occurred on July 31, 1997. During 1998, the Partnership received net proceeds from the sale of approximately $14,000. The Partnership's share of the gain from this transaction has been recorded in the accompanying statement of operations for the year ended December 31, 1998, as the Partnership's share of profits from Local Limited Partnerships.

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

      During 1999, and 1998, the Partnership made no advances to the Local Limited Partnerships. During 1999, loans of $200 were repaid by one Local Limited Partnership. There were no repayments made during 1998. As discussed in
Note 3 to the Partnership's financial statements, during 1993, the Partnership re-evaluated the collectibility of its total outstanding advances and, based on the Local Limited Partnerships' operations, determined that such advances to Local Limited Partnerships were not likely to be collected and, therefore, for accounting purposes, treated the advances balance as additional Investment in Local Limited Partnerships. The balance was then reduced to zero, with the corresponding charge to operations. Advances to the Local Limited Partnerships, together with accrued interest on such advances, remain due and payable to the Partnership. As of December 31, 1999, the balance of such advances was approximately $519,000. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      During 1999 and 1998, the General Partner advanced approximately $4,000 and $28,000 to six and seven of the Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1999 and 1998, loans of approximately $7,000 and $200, and accrued interest of approximately $0 and $9,000, respectively, were repaid by three Local Limited Partnerships. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1999, was approximately $623,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      Net cash used in operations for the year ended December 31, 1999 was approximately $55,000 as compared to net cash provided by operations of approximately $56,000 in 1998. The decrease in cash provided by operations from 1998 to 1999 was primarily the result of a decrease in distributions received from the Local Limited Partnerships resulting from the sales of Elden Terrace Apartments and Meadowood Apartments I and II during 1997.

      Cash and cash equivalents amounted to approximately $540,000 at December 31, 1999. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1999, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. In addition, the Partnership's liquidity will be detrimentally affected to the extent that all or some of the Local Limited Partnerships are unable to extend the maturity date of their notes payable to the original owner of the Property and such Properties are foreclosed upon.

      Results of Operations

      The Partnership has invested as a limited partner in Local Limited Partnerships which operate nine rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the losses of the Local Limited Partnerships. As of December 31, 1999, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1999. During 1998, the Partnership recorded approximately $12,000 of its share of profits resulting from the sale of the rental property owned by one Local Limited Partnership.

The Partnership's net loss was approximately $86,000 for the year ended December 31, 1999 as compared to a net loss of approximately $130,000 for the year ended December 31, 1998. Similarly, net loss per unit of limited partnership interest decreased to $7 in 1999 from a net loss per unit of $11 in 1998 for the 11,490 units outstanding at December 31, 1999 and 11,500 units outstanding at December 31, 1998. This decrease was primarily due to a decrease in administrative and reporting fees and other operating expenses, offset by a decrease in the Partnership's share of profits from Local Limited Partnerships. As indicated above, the Partnership's net investment in the Local Limited Partnerships was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). As a result, the Partnership did not recognize approximately $1,086,000 of its allocated share of losses from the Local Limited Partnerships for the year ended December 31, 1999. The Partnership's share of profit or losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $1,099,000 from 1998 to 1999. This decrease in loss was primarily the result of an impairment loss being recognized by Newton Hill Limited Partnership in the amount of approximately $520,000 in 1999, compared to impairment losses of approximately $1,230,000 for 1998. Additionally, operating and administrative expenses decreased during 1999.

Item 7.     Financial Statements

      The financial statements of the Partnership are included on pages 12 through 30 of this report.

                          Independent Auditors' Report

To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 1999, and the related statements of operations, partners' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brunswick Village Limited Partnership for the year ended December 31, 1998 and which had no investment balance at December 31, 1999 and the financial statements of Woodmark Limited Partnership for the year ended December 31, 1999. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Brunswick Village Limited Partnership (for 1998) and Woodmark Limited Partnership (for 1999), is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund III at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable have expired, and therefore, the notes are in default. Subsequent to December 31, 1999, note holders for certain Local Limited Partnerships foreclosed on the Partnership interests and the note holders for certain other Local Limited Partnerships began foreclosure proceedings (Note 2). These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                           /s/Ernst & Young  LLP
                                                           Indianapolis, Indiana
                                                                   March 6, 2000

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                                December 31, 1999

                       (in thousands, except unit data)

                          ASSETS

   Cash and cash equivalents (Note 1)                                      $ 540
   Investments in and advances to Local Limited Partnerships (Note 2)         --
                                                                           $ 540

        LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
   Administrative and reporting fee payable to
      General Partner (Note 3)                                               141
   Accrued expenses                                                           30
                                                                             171

Partners' (deficit) equity:
   General Partner -- The National Housing Partnership (NHP)                (92)
 Original Limited Partner -- 1133 Fifteenth Street  Associates              (96)
   Other Limited Partners -- 11,490 investment units                         557
                                                                             369
                                                                           $ 540

                       See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                       Years Ended December 31,
                                                            1999        1998
REVENUES:
   Share of profits from Local Limited
    Partnerships (Note 2)                                  $   --       $  12
   Interest income                                             23          21

                                                               23          33

COSTS AND EXPENSES:
   Administrative and reporting fees to
    General Partner (Note 3)                                   53          86
   Other operating expenses                                    56          77

                                                              109         163

NET LOSS                                                   $  (86)     $ (130)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                    $   (1)     $   (1)
   Original Limited Partner - 1133
    Fifteenth Street Three Associates                          (1)         (1)
   Other Limited Partners - 11,490
    investment units                                          (84)       (128)

                                                           $  (86)     $ (130)

NET LOSS PER OTHER
  LIMITED PARTNERSHIP INTEREST                             $   (7)     $  (11)


                       See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                       (in thousands, except unit data)


                                   The        1133
                                 National   Fifteenth
                                 Housing      Street       Other
                               Partnership     Three      Limited
                                  (NHP)     Associates    Partners      Total

Equity (deficit) at
  January 1, 1998                $(90)        $(94)        $769         $585

  Net loss                         (1)          (1)        (128)        (130)

Equity (deficit) at
  December 31, 1998               (91)         (95)         641          455

  Net loss                         (1)          (1)         (84)         (86)

Equity (deficit) at
  December 31, 1999              $(92)        $(96)        $557         $369

Percentage interest at
  December 31, 1998, and 1999      1%          1%          98%

                                   (A)         (B)         (C)

(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 11,490 investment units at December 31, 1999 and 11,500 investment units at December 31, 1998. During 1999, 10 investment units were abandoned (Note 7).

                       See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                       (in thousands, except unit data)


                                                        Years Ended December 31,
                                                            1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions from Local Limited Partnerships            $ --        $ 99
   Payment of administrative and reporting fees to
      General Partner                                          2          --
   Interest received                                          23          21
   Operating expenses paid                                   (80)        (64)

    Net cash (used in) provided by operating activities      (55)         56

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                      (55)         56

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                    595         539

CASH AND CASH EQUIVALENTS, END OF YEAR                     $ 540       $ 595

RECONCILIATION OF NET LOSS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                   $ (86)      $(130)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Distributions from Local Limited Partnerships              --          99
   Share of profits from Local Limited Partnerships           --         (12)
   Increase in administrative and reporting
     fees payable to the General Partner                      55          86
   (Decrease) increase in payables                           (24)         13

   Total adjustments                                          31         186

   Net cash (used in) provided by operating activities     $ (55)      $  56


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

      During 1985, the Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve limited partnerships (Local Limited Partnerships), which were organized in 1984 to directly or indirectly own and operate existing rental housing projects. At December 31, 1999, the Partnership retained an ownership interest in nine of the original Local Limited Partnerships. Subsequent to December 31, 1999, the note holders of deferred acquisition notes foreclosed on the Partnership's interest in six Local Limited Partnerships and began foreclosure proceedings on the Partnership's interest in two Local Limited Partnerships.

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

      Fair Value of Financial Instruments

      FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

      Segment Reporting

       Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has only one reportable segment.

2.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

      At December 31, 1999, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in eight Local Limited
Partnerships: Elden Limited Partnership, Edmond Estates Limited Partnership, Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, Kimberly Associates Limited Partnership, Newton Hill Limited Partnership and Woodmark Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in this operating limited partnership is 98.01%.

      In July 1997, Meadowood Townhouses I Limited Partnership received final approval for the sale of its two properties. During 1998, the Partnership received additional net proceeds from the sale of approximately $85,000. In July 1997, Elden Limited Partnership received final approval for the sale of its property. During 1998, the Partnership received additional net proceeds from the sale of approximately $14,000. The Partnership's share of the gain from this transaction has been recorded in the accompanying statement of operations for the year ended December 31, 1998, as the Partnership's share of profits from Local Limited Partnerships.

      Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $1,086,000 and $2,033,000 of its allocated share of losses from nine and ten Local Limited Partnerships during 1999 and 1998, respectively. During 1999 and 1998, the Partnership's share of profits in two and one Local Limited Partnership was approximately $13,000 and $4,000, respectively, which were offset against prior year losses not taken. As of December 31, 1999 and 1998, the Partnership had not recognized approximately $16,659,000 and $15,783,000, respectively, of its allocated share of cumulative losses from the nine Local Limited Partnerships in which its investment is zero.

      During 1999 and 1998, the General Partner advanced approximately $4,000 and $28,000 to six and seven of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1999 and 1998, loans of approximately $7,000 and $200, and accrued interest of $0 and approximately $9,000, respectively, were repaid by three Local Limited Partnerships. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1999, was approximately $623,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      During  1999 and  1998,  the  Partnership  made no  advances  to the Local
Limited Partnerships. During 1999, loans of $200 were repaid by one Local Limited Partnership. There were no repayments made during 1999 and 1998. During 1993, the Partnership re-evaluated the collectibility of the total outstanding advances made to the Local Limited Partnerships and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. The Partnership treated the advances balance as additional "Investment in Limited Partnerships" for accounting purposes. The balance was then reduced to zero, with corresponding charges to operations or the investment balance for the individual Local Limited Partnerships. The charge to operations in 1994 reduced the Partnership's investment in Local Limited Partnerships to zero. These advances plus accrued interest remain due and payable to the Partnership. As of December 31, 1999, the balance of such advances was approximately $519,000. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

      Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1999, and the combined results of operations for the years ended December 31, 1999 and 1998 are as follows:

                      CONDENSED COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                (in thousands)

                                                                  December 31,
                                                                     1999

Assets:
   Land                                                            $ 1,880
   Buildings and improvements, net of accumulated
    depreciation of $10,667 and impairment losses of $7,248         15,117
   Other assets                                                      3,204
                                                                   $20,201

Liabilities and partners' deficit:
   Liabilities:
    Mortgage notes payable                                         $10,715
    Notes payable                                                    9,365
    Accrued interest on notes payable                               13,029
    Other liabilities                                                4,587
                                                                    37,696

   Partners' deficit:
    National Housing Partnership Realty Fund III                   (16,329)
    Other partners                                                  (1,166)
                                                                   (17,495)

                                                                   $20,201


                    CONSENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                      Years Ended December 31,
                                                           1999        1998

Revenue                                                  $ 6,242     $ 6,437

Expenses:
   Operating expenses                                      4,563       4,945
   Financial expenses - primarily interest                   118         141
   Interest on notes payable                               1,194       1,233
   Depreciation and amortization                             955         944
   Impairment loss on rental property                        520       1,230
    Total expenses                                         7,350       8,493

Net loss                                                 $(1,108)    $(2,056)

      The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The twelve Local Limited Partnerships were formed during 1984 for the purpose of directly or indirectly operating thirteen rental housing projects. During 1997, three of the rental housing projects owned by two Local Limited Partnerships were sold. During 1998, nine of the projects received a substantial amount of rental assistance from HUD. During 1999, nine of the projects received a substantial amount of rental assistance from HUD and the partnership interest of one of the projects was transferred, with no gain or loss recorded as a result.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 431 units, 39 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      All of the units (431 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

These notes matured as follows:

Local Partnership            Due Date         Note Amount       Accrued Interest
                                                      (in thousands)
Meadowood Townhouses III
 Limited Partnership      November 1, 1999      $2,157              $ 3,270

Woodmark Limited
 Partnership             December 13, 1999       1,553                2,101

Kimberly Associates
 Limited Partnership     December 13, 1999       1,402                1,897

Edmond Estates
 Limited Partnership     December 17, 1999         978                1,323

Galion Limited
 Partnership             December 20, 1999         482                  656

Indian Valley I
 Limited Partnership     December 20, 1999         964                1,305

Indian Valley II
 Limited Partnership     December 20, 1999         625                  847

Indian Valley III
 Limited Partnership     December 20, 1999         875                1,185

Newton Hill
 Limited Partnership     December 20, 1999         329                  445

     Total Due                                  $9,365              $13,029


      Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited Partnerships. Subsequent to December 31, 1999, the note holder foreclosed on the Partnership's interest in the following Limited Partnerships which secured each respective note: Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. Subsequent to December 31, 1999, the note holder began foreclosure proceedings on the Partnership's interest in the following Limited Partnerships, which secured each respective note: Kimberly Associates and Meadowood Townhouses III. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

      Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" requires the Local Limited Partnerships to record impairment losses when events and circumstances indicate that the investment in the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. In 1999, Newton Hill Limited Partnership recorded an impairment loss and reduced the carrying value of fixed assets by $520,000. During 1998, Indian Valley I Limited Partnership recognized an impairment loss and reduced the carrying value of fixed assets by $1,230,000.

      Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1999. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

3.    TRANSACTIONS  WITH THE  GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
      PARTNER

      The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $53,000 in 1999 and $86,000 and 1998. The Partnership paid the General Partner approximately $2,000 for these fees during 1999. No payments were made to the General Partner for those fees in 1998. As of December 31, 1999, the Partnership owed approximately $141,000 to the General Partner for accrued administrative and reporting fees.

      An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $320,000 and $296,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. At December 31, 1999, there were no amounts considered due NHP Management Company and unpaid by the Local Limited Partnerships.

      Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $517,000 and $544,000, respectively.

4.    INCOME TAXES

      The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources, subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statements of operations because of different methods used in determining the losses of the Local Limited Partnerships. The tax loss is allocated to the partner groups in accordance with
Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the percentage interest owned.

      A reconciliation follows (in thousands):

                                                       Years Ended December 31,
                                                           1999         1998

Net loss per financial statements                        $  (86)       $ (130)
   Other                                                     47            36
   Partnership's share of limited local
   partnership's profit (loss)                            2,137          (421)
Profit (loss) per tax return                             $2,098        $ (515)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets/(deficit) (in thousands):

                                                 December 31, 1999

Net assets as reported                               $    369
Add (deduct):
   Investment in Partnerships                         (19,688)
   Other                                                   83
Net deficit - federal tax basis                      $(19,236)

5. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALES OR REFINANCING

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

6.    GOING CONCERN

      Certain of the Local Partnership's notes payable were due during 1999 (see
Note 2). Subsequent to December 31, 1999, note holders for certain Local Limited Partnerships foreclosed on the Partnership interests and the note holders for certain other Local Limited Partnerships began foreclosure proceedings (Note 2). The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

7.    ABANDONMENT OF LIMITED PARTNERSHIP UNITS

      In 1999, the number of Limited Partnership Units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 1998.

8.    LEGAL PROCEEDINGS

      In 1997,  NHP received  subpoenas  from the HUD Inspector  General  ("IG")
requesting  documents  relating  to  arrangements  whereby  NHP  or  any  of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED


                              Initial Cost                    Cost
                             To Partnership               Capitalized
                             (in thousands)                (Removed)
                                                         Net Subsequent
                                                         to Acquisition
                                                         (in thousands)
                                       Buildings
                                      and Related
                                        Personal                   Carrying Cost
       Description            Land      Property    Improvements    Adjustments
  Edmond Estates
    Limited Partnership      $ 150      $ 2,470        $ 350          $(1,400)

  Galion Limited
    Partnership                 60        1,309          212             (844)

  Indian Valley I Limited
    Partnership                120        2,765          293           (1,984)

  Indian Valley II Limited
    Partnership                108        2,278          306               --

  Indian Valley III
    Limited Partnership        118        2,782          337               --

  Kimberly Associates
    Limited Partnership        294        4,260        2,211               --

  Meadowood Townhouses
    III Limited Partnership    566        6,286        1,374           (2,500)

  Newton Hill Limited
    Partnership                 60        1,016          165             (821)

  Woodmark Limited
    Partnership                322        3,883        1,118               --

    Totals                  $1,798      $27,049       $6,366          $(7,549)


                               Gross Amount At Which
                                      Carried
                               At December 31, 1999
                                  (in thousands)
                                     Buildings
                                        And
                                      Related
                                      Personal           Accumulated      Date of        Date      Depreciable
Description               Land        Property   Total   Depreciation   Construction   Acquired    Life-Years

Edmond Estates
 Limited Partnership     $ 164        $ 1,406   $ 1,570     $ 752           1972         6/85       5-50 yrs

Galion Limited
  Partnership               60            677       737       116           1972         6/85       5-50 yrs

Indian Valley I Limited
  Partnership              120          1,073     1,193       379           1972         7/85       5-50 yrs

Indian Valley II Limited
  Partnership              108          2,584     2,692       969           1972         6/85       5-50 yrs

Indian Valley III
  Limited Partnership      118          3,120     3,238     1,171           1972         6/85       5-50 yrs

Kimberly Associates
  Limited Partnership      307          6,458     6,765     2,679           1971         6/85       5-50 yrs

Meadowood Townhouses III
  Limited Partnership      621          5,105     5,726     2,436           1972         6/85       5-50 yrs

Newton Hill Limited
  Partnership               60            360       420       152           1972         7/85       5-50 yrs

Woodmark Limited
  Partnership              322          5,001     5,323     2,013           1971         6/85       5-50 yrs

Total                   $1,880        $25,784   $27,664   $10,667

(1)   Schedule of Encumbrances

                                                        Notes
                                                     Payable and
                                        Mortgage       Accrued
Partnership Name                          Notes        Interest        Total

Edmond Estates Limited Partnership       $ 928          $2,301        $3,229

Galion Limited Partnership                 479           1,138         1,617

Indian Valley I Limited Partnership        974           2,268         3,242

Indian Valley II Limited Partnership       998           1,472         2,470

Indian     Valley    III     Limited     1,097           2,060         3,157
Partnership

Kimberly      Associates     Limited     1,767           3,299         5,066
Partnership

Meadowood   Townhouses  III  Limited     2,716           5,428         8,144
Partnership

Newton Hill Limited Partnership            403             774         1,177

Woodmark Limited Partnership             1,353           3,654         5,007

TOTAL                                  $10,715         $22,394       $33,109


(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $1,232,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $25,624,000. The total of the above-mentioned items is approximately $26,856,000.

(3)   Reconciliation of real estate

                                                 Years Ended December 31,
                                               1999                 1998

Balance at beginning of period              $ 30,561             $ 30,936
Improvements during the period                   899                  797
Transfer of interest of rental properties     (2,975)                  --
Increase (decrease) due to prior years
  impairment losses on rental property            --                  812
Impairment loss on rental property              (821)              (1,984)
Balance at end of period                    $ 27,664             $ 30,561


Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                               1999                 1998

Balance at beginning of period              $ 11,731             $ 10,733
Depreciation expense for the period              950                  940
Transfer of interest of rental properties     (1,713)                  --
Decrease due to prior year  impairment
  losses on rental property                       --                  812
Impairment loss on rental property              (301)                (754)
Balance at end of period                    $ 10,667             $ 11,731

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant

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

Directors of NCHP

      Two individuals comprise the Board of Directors of NCHP. One director was appointed by the President of the United States, by and with the advice and consent of the Senate.

      Thomas W. Toomey (age 39) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO from January 1996 to March 1997, when he was promoted to Executive Vice President--Finance and
Administration until December 1999, when he was appointed Chief Operating Officer. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University.

     Patrick J. Foye (age 42) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Executive Officers

      The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

      Thomas W. Toomey (age 39). See "Directors of NCHP."

      Patrick J. Foye  (age 42). See "Directors of NCHP."

      Steven D. Ira (age 48) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

      Joel F. Bonder (age 57) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997. Prior to jointing the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washing, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardines. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

      Paul J. McAuliffe (age 43) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

      Martha L. Long (age 40) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

      (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 10. Executive Compensation

      National Housing Partnership Realty Fund III has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management

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

      The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1999.

                  Name of
              Beneficial Owner        Number of Units  % of Class

            AIMCO and affiliates          1,639.5        14.27%
         (affiliates of the General
                  Partner)

The business  address of AIMCO is 2000 South Colorado  Boulevard,  Denver,  CO
80231

Item 12. Certain Relationships and Related Transactions

      The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $53,000 in 1999 and $86,000 in 1998. The Partnership paid the General Partner approximately $2,000 for these fees during 1999. No payments were made to the General Partner for those fees in 1998. As of December 31, 1999, the Partnership owed approximately $141,000 to the General Partner for accrued administrative and reporting fees.

      An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $320,000 and $296,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. At December 31, 1999, there were no amounts considered due NHP Management Company and unpaid by the Local Limited Partnerships.

      Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $517,000 and $544,000, respectively.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)    Exhibits

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report:

   (b)    Reports on Form 8-K filed during the fourth quarter of 1999:

          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          National Housing  Partnership  Realty Fund IV
          By: The National Housing Partnership, its sole general partner
          By: National Corporation for Housing Partnerships, its sole general partner



March xx, 2000                             /s/Patrick J. Foye
Date                                       Patrick J. Foye
                                           President

March xx, 2000                             /s/Martha L. Long
Date                                       Martha L. Long
                                           Senior Vice President and
                                           Controller


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March xx, 2000                             /s/Patrick J. Foye
Date                                       Patrick J. Foye
                                           President

March xx, 2000                             /s/Martha L. Long
Date                                       Martha L. Long
                                           Senior Vice President and
                                           Controller

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERS REALTY FUND III

                              FINANCIAL STATEMENTS

                FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                          Independent Auditors' Report

To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 1999, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Woodmark Limited Partnership for the year ended December 31, 1999. This investee's statement of financial position represent total assets which reflect 22% of combined total assets as of December 31, 1999 and net income in the amount of $4,386 for the year then ended. We did not audit the financial statements of Brunswick Village Limited Partnership for the year ended December 31, 1998. This investee had a net loss in the amount of $29,371 for the year then ended. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these investees, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III holds a limited partnership interest as of December 31, 1999, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6 and 10 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. Subsequent to December 31, 1999, note holders for certain Local Limited Partnerships foreclosed on the Partnership interests and the note holders for certain other Local Limited Partnerships began foreclosure proceedings (Note 6). These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                              Ernst & Young  LLP
                                                           Indianapolis, Indiana
                                                                   March 6, 2000

                         Report of Independent Auditors

To the Partners
Woodmark Limited Partnership

We have audited the accompanying balance sheet of Woodmark Limited Partnership, a limited partnership--Project Number 000-44062-LDP, as of December 31, 1999, and the related statements of profit and loss, partners' equity deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodmark Limited Partnership at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report entitled "Independent Auditors' Report on Compliance and on Internal Control Over Financial Reporting Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated February 10, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts.

As discussed in Note 3 to the financial statements, certain of the Partnership's notes payable was due; therefore, the note is in default. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data listed on the contents page is presented for purposes of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Geimer, Ehrlich & Associates, P.A.
Bethesda, Maryland
February 10, 2000

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


Goldenberg Rosenthal Friedlander
Jenkintown, PA
January 22, 1999

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                  COMBINED STATEMENT OF FINANCIAL POSITION

                                December 31, 1999

                                (in thousands)



                                     ASSETS

Cash and cash equivalents                                        $  599
Accounts receivable (Note 2)                                        283
Tenants' security deposits held in trust funds                      308
Prepaid taxes and insurance and other assets                        102
Deferred finance costs                                               62
Mortgage escrow deposits (Note 5)                                 1,850
Rental property, net (Notes 4, 5, and 11)                        16,997

                                                               $ 20,201

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses:
  Accounts payable (Note 9)                                      $  534
  Accrued real estate taxes                                         135
  Notes Payable (Note 6)                                          9,365
  Accrued interest on notes payable (Note 6)                     13,029

                                                                 23,063

Tenants' security deposits payable                                  304
Deferred income                                                      81
Due to partners (Note 7)                                          1,642
Accrued interest on partner loans                                 1,891
Mortgage notes payable (Note 5)                                  10,715
Partners' deficit                                               (17,495)

                                                               $ 20,201

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)


                                                         Year Ended December 31,
                                                             1999         1998
REVENUES:
   Rental income (Note 3)                                  $ 5,956      $ 6,041
   Interest income                                              68          110
   Other income                                                218          286

                                                             6,242        6,437

EXPENSES:
   Administrative expenses                                     880          888
   Operating and maintenance expenses                        1,979        2,232
   Management and other services from
    related party (Note 9)                                     320          296
   Salaries and related benefits to
    related party (Note 9)                                     517          544
   Depreciation and amortization                               955          945
   Taxes and insurance                                         784          903
   Financial expenses - primarily interest (Note 5)            118          141
   Interest on notes payable (Notes 6 and 7)                 1,194        1,233
   Other entity expenses                                        11            6
   Impairment loss on rental property (Note 11)                520        1,230
   Annual partnership administrative
    fees to General Partner (Note 7)                            72           75

                                                             7,350         8,493

NET LOSS                                                   $(1,108)     $(2,056)

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                (in thousands)

                       National
                        Housing        The
                      Partnership    National       NHP         Other
                      Realty Fund     Housing     Investment   Limited
                          III       Partnership   Partners I   Partner   Total

Deficit at
   January 1, 1998     $(14,025)    $ (1,085)      $ (401)     $   --   (15,511)

Reclassification           (370)         342           28          --        --

Distributions               (99)          (2)          (1)         --      (102)

Net loss                 (2,018)         (19)         (19)         --    (2,056)

Deficit at
   December 31, 1998    (16,512)        (764)        (393)         --   (17,669)

Net loss                 (1,086)         (11)         (11)         --    (1,108)

Transfer of interest
  (Note 6)                1,269           13           --          --     1,282

Deficit at
   December 31, 1999   $(16,329)     $  (762)     $  (404)      $  --  $(17,495)

Percentage interest
  at December 31, 1999
  and 1998                (A)           (B)          (C)          (D)

(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses) in eight local limited partnerships, 99% limited partnership interest in one local limited partnership and 99% limited partnership interest, until August 16, 1999, in Brunswick Village Limited Partnership.

(B) Holds a 1% general partnership interest in nine local limited partnerships and until August 16, 1999, a .99% general partnership interest (1% with respect to allocation of losses) in Brunswick Village Limited Partnership.

(C) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in eight local limited partnerships.

(D) A former employee of NCHP holds a .01% limited partnership interest (0% with respect to allocation of losses) in Brunswick Village Limited Partnership.

                  See notes to combined financial statements.

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                        Years Ended December 31,
                                                            1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                         $ 5,996     $ 6,034
   Interest receipts                                           126         111
   Other receipts                                              194         261
   Tenant security deposits                                      6          --
   Entity receipts                                               1           8
   Total receipts                                            6,323       6,414

  Disbursements:
   Administrative                                             (508)       (566)
   Management fees                                            (564)       (526)
   Utilities                                                  (883)       (834)
   Salaries and wages                                         (919)       (831)
   Operating and maintenance                                  (710)     (1,184)
   Real estate taxes                                          (397)       (376)
   Property insurance                                         (154)       (260)
   Miscellaneous taxes and insurance                          (230)       (257)
   Tenant security deposits                                      2         (13)
   Other operating disbursements                               (58)        (19)
   Interest on notes payable                                   (38)        (89)
   Interest on mortgage                                        (65)         --
   Mortgage insurance premium                                  (55)        (38)
   Miscellaneous financial                                      (5)         (3)
   Transfer of operating cash to new owner                     (47)         --
   Entity disbursements:
   Interest on notes payable                                   (11)         (9)
    Miscellaneous disbursements                                (45)        (31)
   Total disbursements                                      (4,687)     (5,036)
Net cash provided by operating activities                    1,636       1,378

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in mortgage escrow accounts                        4        (170)
   Net purchase of fixed assets                               (899)       (801)
   Other investing                                             (43)        (69)
Net cash used in investing activities                         (938)     (1,040)


                  See notes to combined financial statements.

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                        Years Ended December 31,
                                                             1999        1998
CASH FLOWS FROM FINANCING ACTIVITIES:
   Mortgage principal payments                             $ (495)     $ (498)
   Principal payments on loans or notes payable                (7)         (8)
   Proceeds from loans or notes payable                        14          29
   Distributions                                               --        (102)
Net cash used in financing activities                        (488)       (579)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            210        (241)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                     389         630

CASH AND CASH EQUIVALENTS, END OF YEAR                    $   599     $   389

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                               $(1,108)    $(2,056)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                             955         945
    Impairment loss on rental property                        520       1,230
    Changes in operating assets and liabilities:
     Net tenant receivables                                    (8)        (19)
     Accounts receivable - other                              (25)        (51)
     Accrued receivable                                         2          --
     Prepaid expenses                                           1          16
     Cash restricted for tenant security deposits             (11)          1
     Accounts payable trade                                   100         (25)
     Accounts payable - HUD excess rents                      (12)         --
     Accrued liabilities                                       10          51
     Accrued interest - partner loans                          (2)         --
     Accrued interest - notes payable                       1,141       1,233
     Accrued interest - mortgages                              (2)         --
     Tenant security deposits held in trust fund               19         (14)
     Miscellaneous other liabilities                            2          --
     Prepaid revenue                                           61           8
     Entity liability accounts                                 40          59
     Transfer of operating cash to new owner                  (47)         --
       Total adjustments                                    2,744       3,434

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                              $ 1,636     $ 1,378


                  See notes to combined financial statements.

                                  EXHIBIT 99.1

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

      During 1985, the Partnership invested in twelve Local Limited Partnerships which directly or indirectly own and operate thirteen rental housing projects. The Partnership currently owns 94.5% limited partnership interests (98% with respect to allocation of losses) in eight Local Limited Partnerships. In addition, the Partnership owns a 99% interest in one Local Limited Partnership, which owns a 99% limited partnership interest in an operating limited partnership. The operating Partnership holds title to one rental housing property. The Partnership's effective interest in this operating limited partnership is 98.01%.

      Eight of the rental  housing  projects  were  originally  organized  under
Section 236 of the National Housing Act. The remaining rental housing project was organized under Section 221(d)(3) of the National Housing Act. As a limited partner, in accordance with the partnership agreements, the Partnership does not exercise control over the activities of the Local Limited Partnerships.

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

      NHP is also the sole general partner of NHP Investment Partners I. NHP Investment Partners I holds 4.5% limited partnership interest (1% with respect to losses) in eight of the Local Limited Partnerships. NHP Investment Partners I held a 1% general partnership interest and a 98% limited partnership interest in these Local Limited Partnerships prior to admittance of the Partnership. A former employee of NCHP (a New Jersey resident) holds a 0.01% limited partnership interest in one Local Limited Partnership to meet that state's legal requirements.

      Basis of Combination

      The combined financial statements include the accounts of the following ten Local Limited Partnerships in which the Partnership holds a limited partnership interest:

      (a)Brunswick   Village   Limited   Partnership;
      Edmond  Estates  Limited Partnership;
      Galion  Limited   Partnership;
      Indian  Valley  I  Limited Partnership;
      Indian  Valley II  Limited  Partnership;
      Indian  Valley III Limited Partnership;
      Kimberly Associates Limited Partnership;
      (b)Meadowood Townhouses III Limited Partnership;
      Newton Hill Limited Partnership;  and
      Woodmark Limited Partnership.

      (a)Partnership interest transferred in 1999.
      (b)Owns a 99% limited partnership interest in one operating limited partnership.

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

      For  purposes  of  the  statements  of  cash  flows,   the  Local  Limited
Partnerships consider all highly liquid instruments purchased with initial maturities of three months or less to be cash equivalents.

      Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                           December 31,
                                                               1999

      Net tenant accounts receivable                           $ 73
      Housing assistance receivable                             109
      Accrued interest receivable                                 4
      Reserve releases receivable                                95
      Other                                                       2

      Net accounts receivable                                  $283

3.    HOUSING ASSISTANCE AGREEMENTS

      During 1999, the Federal Housing Administration (FHA) contracted with eleven rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five-year renewal options. The agreements expire at various dates through 2000. The Local Limited Partnerships received a total of approximately $1,296,000 and $1,479,000 in the form of housing assistance payments during 1999 and 1998, respectively, which is included in "Rental income" on the combined statements of operations.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 431 units, 39 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      All of the units (431 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

4.    RENTAL PROPERTY

      Rental property consists of the following:

                                                   December 31,
                                                       1999

      Land                                           $ 1,880
      Building and improvements                       23,185
      Furniture and equipment                          2,599
                                                      27,664

      Less accumulated depreciation                   10,667

      Net rental property                            $16,997

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

      Approximate maturities of mortgage notes payable for the next five years are as follows (in thousands):

                                2000           $   532
                                2001               573
                                2002               617
                                2003               665
                                2004               717
                          Thereafter             7,611
                                               $10,715

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

These notes matured as follows:

Local Partnership             Due Date         Note Amount      Accrued Interest
                                                      (in thousands)
Meadowood Townhouses III
 Limited Partnership      November 1, 1999      $2,157             $ 3,270

Woodmark Limited
 Partnership             December 13, 1999       1,553               2,101

Kimberly Associates
 Limited Partnership     December 13, 1999       1,402               1,897

Edmond Estates
 Limited Partnership     December 17, 1999         978               1,323

Galion Limited
 Partnership             December 20, 1999         482                 656

Indian Valley I
 Limited Partnership     December 20, 1999         964               1,305

Indian Valley II
 Limited Partnership     December 20, 1999         625                 847

Indian Valley III
 Limited Partnership     December 20, 1999         875               1,185

Newton Hill
 Limited Partnership     December 20, 1999         329                 445

     Total Due                                  $9,365             $13,029


      Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited Partnerships. Subsequent to December 31, 1999, the note holder foreclosed on the Partnership's interest in the following Limited Partnerships which secured each respective note: Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. Subsequent to December 31, 1999, the note holder began foreclosure proceedings on the Partnership's interest in the following Limited Partnerships, which secured each respective note: Kimberly Associates and Meadowood Townhouses III. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

7.    PAYABLES DUE PARTNERS

      The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of approximately $72,000 and $75,000 during 1999 and 1998, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1999 and 1998, the Local Limited Partnerships paid approximately $15,000 and $31,000 for such fees, respectively. The balances owed to the General Partner for these fees were approximately $500,000 at December 31, 1999.

      During 1999 and 1998, the General Partner advanced approximately $4,000 and $28,000 to six and seven of the Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1999 and 1998, loans of approximately $7,000 and $200, and accrued interest of $0 and approximately $9,000, respectively, were repaid by three Local Limited
Partnerships. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1999, was approximately $623,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      During 1999 and 1998, the Partnership made no advances to the Local Limited Partnerships. During 1999 loans of $200 were repaid by one Local Limited Partnership. There were no repayments made during 1998. The balance owed to the Partnership by the Local Limited Partnerships at December 31, 1999 and 1998, was approximately $519,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      During 1999 and 1998, respectively, interest on advances from the Partnership and the General Partner of approximately $281,000 and $277,000 was recorded, and approximately $3,000 of interest relating to 1998 was repaid.

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

9.    RELATED PARTY TRANSACTIONS

      An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $320,000 and $296,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. At December 31, 1999, there were no amounts considered due NHPMC and unpaid by the Local Limited Partnerships.

      Personnel working at the project sites, which are managed by NHPMC became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $517,000 and $544,000, respectively.

10.   GOING CONCERN

Certain of the Local Partnership's notes payable are past due or are due in 1999 (see Note 6). Subsequent to December 31, 1999, note holders for certain Local Limited Partnerships foreclosed on the Partnership interests and the note holders for certain other Local Limited Partnerships began foreclosure proceedings (Note 6). The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

11.   IMPAIRMENT LOSS ON RENTAL PROPERTY

      Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" requires the Local Limited Partnerships to record impairment losses when events and circumstances indicate that the investment in the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. In 1999, Newton Hill Limited Partnership recorded an impairment loss and reduced the carrying value of fixed assets by $520,000. During 1998, Indian Village I Limited Partnership recorded an impairment loss and reduced the carrying value of fixed assets by $1,230,000.

      Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1999. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

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