Form 10QSB
period 2000-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2000-05-15
CIK 769028

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

                   For the quarterly period ended March 31, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                         Statement of Financial Position

                                   (Unaudited)

                                 (in thousands)

                                 March 31, 2000


ASSETS
   Cash and cash equivalents                                          $ 546
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                              --
                                                                      $ 546

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                        $ 155
   Accrued expenses                                                      38
                                                                        193

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (92)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                                 (96)
   Other Limited Partners -- 11,490 investment units                    541
                                                                        353
                                                                      $ 546

                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                            Statements of Operations

                                   (Unaudited)

                        (in thousands, except per unit data)



                                                             Three Months Ended
                                                                 March 31,
                                                            2000            1999
REVENUES:
  Interest income                                           $  9            $ 6

COSTS AND EXPENSES:
  Administrative and reporting fees to General
   Partner                                                    14             22
  Other operating expenses                                    11             18
                                                              25             40

NET LOSS                                                   $ (16)         $ (34)

NET LOSS ASSIGNABLE TO LIMITED PARTNERS                    $ (16)         $ (33)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST                                                $(1.39)        $(2.88)

                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                     Statement of Partners' (Deficit) Equity

                                   (Unaudited)

                                 (in thousands)


                                 The National      1133
                                    Housing      Fifteenth      Other
                                  Partnership   Street Two     Limited
                                     (NHP)      Associates     Partners      Total
(Deficit) equity at
   December 31, 1999                 $ (92)        $ (96)       $ 557        $ 369

Net loss for the three months
   ended March 31, 2000                 --            --          (16)         (16)

(Deficit) equity at
   March 31, 2000                    $ (92)        $ (96)       $ 541        $ 353

Percentage interest at
   March 31, 2000                        1%            1%          98%         100%
                                        (A)           (B)          (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,490 investment units


                   See Accompanying Notes to Financial Statements

d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                            Statements of Cash Flows

                                   (Unaudited)

                                 (in thousands)



                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $   9         $ 6
   Operating expenses paid                                           (3)         (2)
   Net cash provided by operating activities                          6           4

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      540         595

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  546       $ 599

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
     Net loss                                                    $  (16)      $ (34)

     Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Increase in administrative and reporting fees
        payable                                                      14          22
      Increase in accrued expenses                                    8          16

          Total adjustments                                          22          38

     Net cash provided by operating activities                    $   6         $ 4

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interest at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests.

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

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Three Associates, whose limited partners were key employees of the general partners of NHP at the time the Partnership was formed. The general partner of 1133 Fifteenth Street Associates is NHP.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 94.5% limited partnership interest (98% with respect to the allocation of losses) in seven Local Limited Partnerships, which were foreclosed upon during the three months ended March 31, 2000 (see discussion below): Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, Kimberly Associates Limited Partnership, Newton Hill Limited Partnership, and Woodmark Limited Partnership. The Partnership owns a 94.5% limited partnership interest (98% with respect to the allocation of losses) in Edmond Estates Limited Partnership. The Partnership also acquired a 99% interest in Meadowwood Townhouses III Limited Partnership which owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in these operating limited partnerships is 98.01%. Until August 16, 1999, the Partnership also held a 99% limited partnership interest in Brunswick Village Limited Partnership.

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited Partnerships. During the three months ended March 31, 2000, the note holders foreclosed on the Partnership's interest in Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill, and Kimberly Associates. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income generated prior to the foreclosures will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. During the three months ended March 31, 2000, the note holder began foreclosure proceedings on the Partnership's interest in Meadowood Townhouses III. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On August 16, 1999, the note holders foreclosed on the Partnership's interest on the Brunswick Village
Limited Partnership which secured the Note. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from this Local Limited Partnership.

Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the
Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in all of its current Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $136,000 and $76,000 of losses from its Local Limited Partnerships during the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, the Partnership has not recognized a total of approximately $5,768,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining two Local Limited Partnerships has been reduced to zero at March 31, 2000. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

A working capital loan of approximately $5,000 was made by the Partnership to the Local Limited Partnerships during the three months ended March 31, 2000. No working capital advances or loans occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $103,000 as of March 31, 2000. Future advances made will be
charged  to  operations;   likewise,  future  repayments  will  be  credited  to
operations.

The following are combined statements of operations for the three months ended March 31, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                     March 31,
                                                2000            1999
                                                   (in thousands)
         Rental income                          $ 673          $1,504
         Other income                              16              60
            Total income                          689           1,564

         Operating expenses                       485             854
         Interest, taxes, and insurance           268             550
         Depreciation                              75             237
            Total expense                         828           1,641

         Net income (loss)                     $ (139)         $  (77)

         National Housing Partnership
            Realty Fund III share of
            losses                             $ (136)         $  (76)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2000 and 1999, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $14,000 and $22,000, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $155,000 at March 31, 2000.

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

(5)   LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General ("IG"). To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP, or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with the investigations and do not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

LIQUIDITY AND CAPITAL RESOURCES

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited Partnerships. During the three months ended March 31, 2000, the note holders foreclosed on the Partnership's interest in Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill, and Kimberly Associates. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnership and taxable income generated prior to the foreclosures will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. During the three months ended March 31, 2000, the note holders began foreclosure proceedings on the Partnership's interest in Meadowood Townhouses III. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On August 16, 1999, the note holders foreclosed on the Partnership's interest on the Brunswick Village
Limited Partnership which secured the Note. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from this Local Limited Partnership.

The Partnership's liquidity based on cash and cash equivalents increased to approximately $546,000 at March 31, 2000, as compared to approximately $540,000 at December 31, 1999. The increase was due to the fact that the Partnership's interest received more than offset the operating expenses paid by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

A working capital loan of approximately $5,000 was made by the Partnership to the Local Limited Partnerships during the three months ended March 31, 2000. No working capital advances or loans were made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $103,000 at March 31, 2000. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2000, investments in the remaining two Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 2000 and 1999. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The  Partnership  retains an  investment  as a limited  partner in Local Limited
Partnerships which operate two rental housing properties. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership had a net loss of approximately $16,000 for the three months ended March 31, 2000, compared to a net loss of approximately $34,000 for the three months ended March 31, 1999. The decrease in net loss was due to an increase in interest income and a decrease in costs and expenses. The Partnership did not recognize approximately $136,000 of its allocated share of losses from the Local Limited Partnerships for the three months ended March 31, 2000, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's investment equity in the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $10,147,000 between the periods ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to the foreclosure of the Partnership's interest in seven Local Limited Partnerships.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General ("IG"). To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP, or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with the investigations and do not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                                    (Registrant)

                                    By:   The National Housing Partnership,
                                          Its sole General Partner

                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date: