Form 10QSB
period 2000-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2000-08-14
CIK 769028

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

                    For the quarterly period ended June 30, 2000


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

                          55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                                 (864) 239-1000

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

                         Statement of Financial Position

                                   (Unaudited)

                                   (in thousands)

                                  June 30, 2000

ASSETS

   Cash and cash equivalents                                          $ 499
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                              --
                                                                      $ 499

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities

   Administrative and reporting fee payable to
      General Partner (Note 3)                                        $ 166
   Accrued expenses                                                       9
                                                                        175

Partners' (deficit) equity
   General Partner -- The National Housing

      Partnership (NHP)                                                 (92)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                                 (96)
   Other Limited Partners -- 11,490 investment units                    512
                                                                        324
                                                                      $ 499

                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                            Statements of Operations

                                   (Unaudited)

                        (in thousands, except per unit data)



                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                       2000          1999          2000         1999
Revenues:
  Interest income                     $    3        $    6        $   12       $   12

costs and expenses:
  Administrative and reporting
    fees to General Partner               13            22            27           43
  Other operating expenses                19            12            30           31
                                          32            34            57           74

Net loss                              $  (29)       $  (28)       $  (45)      $  (62)

Allocation of net income (loss):
  General Partner - NHP                   --            --            --           (1)
  Original Limited Partner --
  1133 Fifteenth Street
  Associates                              --            --            --           (1)
Other Limited Partners                   (29)          (28)          (45)         (60)
Net Loss Per Other Limited
  Partnership Interest                $(2.52)       $(2.35)       $(3.92)      $(5.22)

                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                     Statement of Partners' (Deficit) Equity

                                   (Unaudited)
                                  (in thousands)



                                 The National      1133
                                    Housing      Fifteenth      Other
                                  Partnership   Street Two     Limited
                                     (NHP)      Associates     Partners      Total

(Deficit) equity at
   December 31, 1999                 $ (92)        $ (96)       $ 557        $ 369

Net loss for the six months
   ended June 30, 2000                  --            --           (45)         (45)

(Deficit) equity at
   June 30, 2000                     $ (92)        $ (96)       $ 512        $ 324

Percentage interest at
   June 30, 2000                         1%            1%          98%         100%
                                        (A)           (B)          (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,490 investment units

                   See Accompanying Notes to Financial Statements

d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)

                            Statements of Cash Flows

                                   (Unaudited)

                                   (in thousands)



                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $  12       $  12
   Operating expenses paid                                          (53)        (48)
   Net cash used in operating activities                            (41)        (36)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      540         595

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 499        $ 559

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                    $ (45)       $ (62)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Increase in administrative and reporting fees
        payable                                                      25          43
      Decrease in accrued expenses                                  (21)        (17)

          Total adjustments                                           4          26

     Net cash used in operating activities                       $ (41)       $ (36)


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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. Apartment Investment and Management Company ("AIMCO") and its affiliates ultimately control the General Partner. The original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of the general parter of NHP at the time the Partnership was formed. NHP is the general partner of 1133 Fifteenth Street Two Associates.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 94.5% limited partnership interest (98% with respect to the allocation of losses) in seven Local Limited Partnerships, which were foreclosed upon during the six months ended June 30, 2000 (see discussion below): Galion Limited Partnership, Indian Valley I Limited Partnership, Indian Valley II Limited Partnership, Indian Valley III Limited Partnership, Kimberly Associates Limited Partnership, Newton Hill Limited Partnership, and Woodmark Limited Partnership. The Partnership owns a 94.5% limited partnership interest (98% with respect to the allocation of losses) in Edmond Estates Limited Partnership. The Partnership also acquired a 99% interest in Meadowwood Townhouses III Limited Partnership which owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in these operating limited partnerships is 98.01%. Until August 16, 1999, the Partnership also held a 99% limited partnership interest in Brunswick Village Limited Partnership.

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited
Partnerships. During the six months ended June 30, 2000, the note holders foreclosed on the Partnership's interest in Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill, and Kimberly Associates. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income generated prior to the foreclosures will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. During the six months ended June 30, 2000, the note holder began foreclosure proceedings on the Partnership's interest in Meadowood Townhouses III. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will be sold or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the
Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1996, investments in all of its current Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $115,000 and $288,000 of losses from its Local Limited Partnerships during the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the Partnership has not recognized a total of approximately $5,718,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining two Local Limited Partnerships has been reduced to zero at June 30, 2000. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

A working capital loan of approximately $5,000 was made by the Partnership to the Local Limited Partnerships during the six months ended June 30, 2000. No working capital advances or loans occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $103,000 as of June 30, 2000. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

The following are combined statements of operations for the three and six months ended June 30, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.


                        COMBINED STATEMENTS OF OPERATIONS

                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2000          1999         2000         1999
                                        (in thousands)             (in thousands)

Rental income                         $ 465       $ 1,566       $ 1,138     $ 3,070
Other income                             14            68            30         128
   Total income                         479         1,634         1,168       3,198

Operating expenses                      280         1,045           765       1,899
Interest, taxes, and insurance          115           563           383       1,113
Depreciation                             62           242           137         479
   Total expense                        457         1,850         1,285       3,491

Net income (loss)                     $ 22         $ (216)      $ (117)      $ (293)

National Housing Partnership
  Realty Fund III share of
  income (losses)                     $ 22         $ (210)      $ (115)      $ (288)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 2000 and 1999, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $27,000 and $43,000, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $166,000 at June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited
Partnerships. During the six months ended June 30, 2000, the note holders foreclosed on the Partnership's interest in Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill, and Kimberly Associates. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnership and taxable income generated prior to the foreclosures will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. During the six months ended June 30, 2000, the note holders began foreclosure proceedings on the Partnership's interest in Meadowood Townhouses III. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $499,000 at June 30, 2000, from approximately $540,000 at December 31, 1999. The decrease was due to the fact that the Partnership's operating expenses more than offset interest received by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

A working capital loan of approximately $5,000 was made by the Partnership to the Local Limited Partnerships during the six months ended June 30, 2000. No working capital advances or loans were made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $103,000 at June 30, 2000. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2000, investments in the remaining two Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 2000 and 1999. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The Partnership had a net loss of approximately $29,000 and $45,000 for the three and six months ended June 30, 2000, compared to a net loss of approximately $28,000 and $62,000 for the three and six months ended June 30, 1999. The decrease in net loss was due to a decrease in costs and expenses while interest income remained constant. The Partnership did not recognize approximately $115,000 of its allocated share of losses from the Local Limited Partnerships for the six months ended June 30, 2000, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero. The Partnership's investment equity in the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $10,562,000 between the periods ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to the foreclosure of the Partnership's interest in seven Local Limited Partnerships.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 14, 2000