Form 10KSB
period 2000-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2001-04-16
CIK 769028

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period _________to _________

                         Commission file number 0-14457

        NATIONAL HOUSING PARTNERSHIP REALTY FUND III (A Maryland Limited
           Partnership) (Name of small business issuer in its charter)

         Maryland                                            52-1394972
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

        Securities registered under Section 12(b) of the Exchange Act:

                                      None

        Securities registered under Section 12(g) of the Exchange Act:

                      11,480 Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $29,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

Item 1.     Business

National Housing Partnership Realty Fund III (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of May 10, 1985. On June 14, 1985, the Partnership commenced offering 11,500 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering was terminated on July 18, 1985, with subscriptions for all 11,500 limited partnership interests. As of December 31, 2000, 11,480 limited partnership interests were outstanding.

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

The Partnership's business is to hold limited partnership interests in two limited partnerships ("Local Limited Partnerships") each of which owns and operates a multi-family rental housing property ("Properties"), which receives one or more forms of assistance from the Federal Government. The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Properties. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment and, as a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

During the year ended December 31, 2000, the note holder foreclosed on the Partnership's interest in the following Limited Partnerships which secured each respective note: Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill and Kimberly Associates. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from the respective Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner as of December 31, 2000:

          SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
   IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT


                                                                       Occupancy
                                      Financed,    Units Authorized    Percentage
                                       Insured        for Rental    for the Years Ended
 Property Name, Location  Number of      and       Assistance Under    December 31,
                                      Subsidized
  and Partnership Name      Units       Under       Section 8 (B)      2000     1999

Edmond Estates               120         (A)            56             96%      97%
  Phoenix City, Alabama
  (Edmonds Estates
Limited Partnership)

Meadowood Apartments         283         (A)           164             97%      94%
  Associates III
  Edgewood, Maryland
  (Meadowood   Townhouses
    III Limited Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

Ownership Percentages

The following sets forth the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included are the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships as of December 31, 2000 (in thousands).


                            NHP Realty Fund III Original Cost
                               Percentage        of Ownership   Mortgage   Notes Payable and
          Partnership           Interest           Interest      Notes    Accrued Interest (1)

      Edmond Estates, L.P.       94.5%              $  416     $    886         $2,389
      Meadowood
       Townhouses III, L.P.      99.0%               2,998        2,597          5,640

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

Regulation

General

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Local Limited Partnership's cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

Regulation of Affordable Housing

The Federal Housing Administration (FHA) has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 220 units, or 55% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2001                         220                100%                 55%
Thereafter                    --                 --                   --
   Total                     220                100%                 55%

Both of the properties owned by the Local Limited Partnerships receiving project based rent subsidies under Section 8 had their contracts expire during the year ending December 31, 2000. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its
Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at existing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by both Local Limited Partnerships); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

HUD Approval and Enforcement

The two properties owned by the Local Limited Partnerships are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

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

                                     PART II

Item 5. Market  for  the  Registrant's   Partnership   Interests  and  Related
        Partnership Matters

        (a)Interests in the Partnership were sold through a public offering. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

        (b)As of December 31, 2000, there were 782 registered holders of 11,480 limited partnership interests (in addition to 1133 Fifteenth Street Three Associates - See "Item 7. Financial Statements - See Note 1"). In 2000 and 1999, the number of Limited Partnership Units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

        (c)No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2000.

Item 6.     Management's Discussion and Analysis or Plan of Operations

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

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all had notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes were nonrecourse and were subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income were payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited
Partnerships. During the year ended December 31, 2000, the note holders foreclosed on the Partnership's interest in Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill, and Kimberly Associates. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnership and taxable income generated prior to the foreclosures will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. Regarding Meadowood Townhouses III and Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreements. The notes are in default and the Limited Partnerships interest is subject to foreclosure. The properties are currently being marketed for sale, but there can be no assurance that the properties will sell or, if they are sold, that the sale transactions will generate sufficient proceeds to pay the accrued interest and principal of the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $468,000 at December 31, 2000, from approximately $540,000 at December 31, 1999. The decrease was due to the fact that the Partnership's operating expenses more than offset interest received by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

Working capital loans of approximately $3,000 were made by the Partnership to the Local Limited Partnerships during the year ended December 31, 2000. No working capital advances or loans were made between the Partnership and the Local Limited Partnerships during the year ended December 31, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $113,000 at December 31, 2000. Future advances made will be
charged  to  operations;   likewise,  future  repayments  will  be  credited  to
operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of December 31, 2000, investments in the remaining two Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the year ended December 31, 2000 and 1999. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The Partnership's net loss was approximately $110,000 for the year ended December 31, 2000 as compared to a net loss of approximately $86,000 for the year ended December 31, 1999. Similarly, net loss per unit of limited partnership interest increased to $9 in 2000 from a net loss per unit of $7 in 1999 for the 11,480 units outstanding at December 31, 2000 and 11,490 units outstanding at December 31, 1999. This increase was primarily due to an increase in other operating expenses, offset by a decrease in administrative and reporting fees. As indicated above, the Partnership's net investment in the Local Limited Partnerships was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). As a result, the Partnership did not recognize approximately $155,000 of its allocated share of losses from the Local Limited Partnerships for the year ended December 31, 2000.

Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Statement of Financial Position - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Equity - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Financial Statements

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 2000, and the related statements of operations, partners' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Woodmark Limited Partnership for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Woodmark Limited Partnership (for
1999) is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund III at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                         /s/Ernst & Young  LLP
Indianapolis, Indiana
March 14, 2001

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                                December 31, 2000

                       (in thousands, except unit data)

                               ASSETS
   Cash and cash equivalents (Note 1)                                $  468
                                                                     $  468
             LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
   Administrative and reporting fees payable to
      General Partner (Note 3)                                          173
   Due to General Partner                                                 2
   Accrued expenses                                                      34
                                                                        209
Partners' (deficit) equity:
   General Partner -- The National Housing Partnership (NHP)            (93)
   Original Limited Partner -- 1133 Fifteenth Street Three
      Associates                                                        (97)
   Other Limited Partners -- 11,480 investment units                    449
                                                                        259
                                                                     $  468

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)

                                                        Years Ended December 31,
                                                             2000         1999

REVENUES:
  Interest income                                        $    29       $    23

COST AND EXPENSES:
  Administrative and reporting fees to General
    Partner (Note 3)                                          34            53
  Other operating expenses                                   105            56
                                                             139           109
  NET LOSS                                               $  (110)      $   (86)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                  $    (1)      $    (1)
  Original Limited Partner - 1133 Fifteenth
    Street Three Associates                                   (1)           (1)
  Other Limited Partners - 11,480 and 11,490
    investment units at December 31, 2000 and
    December 31, 1999, respectively                         (108)          (84)
                                                         $  (110)      $   (86)

NET LOSS PER OTHER LIMITED PARTNERSHIP
  INTEREST                                               $    (9)      $    (7)


                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' (DEFICIT) EQUITY

                       (in thousands, except unit data)

                                   The National       1133
                                     Housing       Fifteenth        Other
                                   Partnership    Street Three     Limited
                                      (NHP)        Associates      Partners        Total

(Deficit) equity at
   January 1, 1999                    $ (91)         $ (95)         $ 641          $ 455

Net loss                                 (1)            (1)           (84)           (86)

(Deficit) equity at
   December 31, 1999                    (92)           (96)           557            369

Net loss                                 (1)            (1)          (108)          (110)

(Deficit) equity at
   December 31, 2000                  $ (93)         $ (97)         $ 449          $ 259

Percentage interest at
   December 31, 2000 and 1999            1%              1%           98%           100%
                                        (A)             (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 11,480 investment units at December 31, 2000 and 11,490 investment units at December 31, 1999. During 2000 and 1999, 10 investment units were abandoned (Note 7).


                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                       (in thousands, except unit data)

                                                                  Years Ended December 31,
                                                                     2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payment of administrative and reporting fees to
   General Partner                                              $      --       $      2
  Interest received                                                    29             23
  Operating expenses paid, including working capital
    advances of $3,000 in 2000                                       (101)           (80)

    Net cash used in operating activities                             (72)           (55)

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (72)           (55)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          540            595

CASH AND CASH EQUIVALENTS, END OF YEAR                          $     468       $    540

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:

Net loss                                                        $    (110)      $    (86)

Adjustments to reconcile net loss to net cash used in operating activities:
        Increase in administrative and reporting fees
          payable to the General Partner                               34             55
        Increase (decrease) in payables                                 4            (24)

   Total adjustments                                                   38             31

   Net cash used in operating activities                        $     (72)      $    (55)


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

During 1985, the Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve limited partnerships (Local Limited Partnerships), which were organized in 1984 to directly or indirectly own and operate existing rental housing projects. At December 31, 2000, the Partnership retained an ownership interest in two of the original Local Limited Partnerships. During the year ended December 31, 2000, the note holders of deferred acquisition notes foreclosed on the Partnership's interest in seven Local Limited Partnerships.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

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

2.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At December 31, 2000, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in this operating limited partnership is 98.01%.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $155,000 and $1,086,000 of its allocated share of losses from eight and nine Local Limited Partnerships during 2000 and 1999, respectively. During 1999, the Partnership's share of profits in one Local Limited Partnership was approximately $13,000, which was offset against prior year losses not taken. As of December 31, 2000 and 1999, the Partnership had not recognized approximately $5,759,000 and $16,659,000, respectively, of its allocated share of cumulative losses from the two and nine Local Limited Partnerships in which its investment is zero.

During 2000 and 1999, the General Partner advanced approximately $15,000 and $14,000 to two and six of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1999, loans of approximately $7,000 were repaid by three Local Limited Partnerships. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 2000, was approximately $87,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000.

During 2000 and 1999, the Partnership made no advances to the Local Limited Partnerships. During 2000 and 1999, loans of $3,000 and $200 respectively were repaid by one Local Limited Partnership. During 1993, the Partnership re-evaluated the collectibility of the total outstanding advances made to the Local Limited Partnerships and determined, based on the Local Limited Partnerships' operations, that such advances were not likely to be collected. The Partnership treated the advances balance as additional "Investment in Limited Partnerships" for accounting purposes. The balance was then reduced to zero, with corresponding charges to operations or the investment balance for the individual Local Limited Partnerships. The charge to operations in 1994 reduced the Partnership's investment in Local Limited Partnerships to zero. These advances plus accrued interest remain due and payable to the Partnership. As of December 31, 2000, the balance of such advances was approximately $26,000. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 2000, and the combined results of operations for the years ended December 31, 2000 and 1999 are as follows:

                        CONDENSED COMBINED FINANCIAL POSITION
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                              December 31, 2000
Assets:
  Land                                                               $   834
  Buildings and improvements, net of accumulated
   depreciation of approximately $3,429                                3,364
  Other assets                                                         1,007
                                                                     $ 5,205
Liabilities and partners' deficit:
  Liabilities:
   Mortgage notes payable                                            $ 3,483
   Notes payable                                                       3,135
   Accrued interest on notes payable                                   4,894
   Other liabilities                                                     799
                                                                      12,311
Partners' Deficit:
  National Housing Partnership Realty Fund III                        (6,175)
  Other partners                                                        (931)
                                                                      (7,106)
                                                                    $  5,205

                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)

                                                         Years Ended December 31,
                                                           2000             1999

Revenue                                                 $  2,112         $   6,242

Expenses:
  Operating expenses                                       1,600             4,563
  Financial expenses - primarily interest                     75               118
  Interest on notes payable                                  329             1,194
  Depreciation and amortization                              267               955
  Impairment loss on rental property                          --               520

    Total expenses                                         2,271             7,350

Net loss                                                $   (159)        $  (1,108)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The twelve Local Limited Partnerships were formed during 1984 for the purpose of directly or indirectly operating thirteen rental housing projects. During 2000, the Partnership's interest in seven of the projects was transferred, with no gain or loss recorded as a result. The two remaining projects received a total of approximately $758,000 of rental assistance from HUD. During 1999, nine of the projects received a total of approximately $1,296,000 of rental assistance from HUD and the partnership interest of one of the projects was transferred, with no gain or loss recorded as a result.

The Federal Housing Administration (FHA) has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 220 units, or 55% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In markets in rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2001                         220                100%                 55%
Thereafter                    --                 --                  --
   Total                     220                100%                 55%

Both of the properties owned by the Local Limited Partnerships receiving project based rent subsidies under Section 8 had their contracts expire during the year ending December 31, 2000. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its
Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by both Local Limited Partnerships); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

Depreciation of the buildings and improvements for the two Local Limited Partnerships is computed on a straight-line method, assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years.

The mortgage  notes  payable are insured by the Federal  Housing  Administration
(FHA) and are collateralized by first deeds of trust on the rental properties. The notes bear interest at a rate of 7% per annum. For the rental housing projects insured under Section 236, the FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

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

These notes are currently in default and matured as follows:

Local Partnership                     Due Date    Note Amount   Accrued Interest
                                                         (in thousands)
Meadowood Townhouses III Limited
  Partnership                         11/01/99      $ 2,157          $ 3,483
Edmond Estates Limited Partnership    12/17/99          978            1,411

      Total Due                                     $ 3,135          $ 4,894

Meadowood Townhouses III, and Edmond Estates Limited Partnerships both have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for Edmond Estates Limited Partnership. Regarding Edmond Estates and Meadowood Townhomes III Limited Partnerships, interest continues to be accrued under the original terms of the note agreement. The notes are in default and the Limited Partnership interest is subject to foreclosure. The properties are currently being marketed for sale, but there is no guarantee that the properties will sell or, if they are sold, that the sale transactions will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

During 2000, the respective note holders foreclosed on the Partnership's interest in the following Limited Partnerships which secured each respective note: Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill and Kimberly Associates. Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On August 16, 1999, the note holder foreclosed on the Partnership's interest on the Brunswick Village Limited Partnership which secured the Note. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2000. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

3.    TRANSACTIONS  WITH THE  GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
      PARTNER

The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $34,000 in 2000 and $53,000 in 1999. As of December 31, 2000, the Partnership owed approximately $173,000 to the General Partner for accrued administrative and reporting fees.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by two of the Local Limited Partnerships during 2000 and four of the Local Limited Partnerships during 1999. NHPMC and other affiliates of NCHP earned approximately $211,000 and $320,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively. At December 31, 2000, there were no amounts considered due NHP Management Company and unpaid by the Local Limited Partnerships.

Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $411,000 and $517,000, respectively.

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

      A reconciliation follows (in thousands):

                                                       Years Ended December 31,
                                                           2000         1999

Net loss per financial statements                         $ (110)      $ (86)
   Other                                                      11           47
   Partnership's share of limited local
    partnership's profit (loss)                           14,778        2,137
Profit (loss) per tax return                             $14,679      $ 2,098

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets/(deficit) (in thousands):

                                                 December 31, 2000

Net assets as reported                                 $  262
Add (deduct):
   Investment in Partnerships                          (4,910)
   Other                                                   81
Net deficit - federal tax basis                        (4,567)

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

      First, to the General Partner for any unpaid loans to the Partnership and any unpaid fees (other than disposition and refinancing fees);

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

6.    GOING CONCERN

The two remaining  Local  Partnership's  notes payable were due during 1999 (see
Note 2). The notes are in default and the Limited Partnership interest is subject to foreclosure. The properties are currently being marketed for sale, but there is no guarantee that the properties will sell or, if sold, that the sale transactions will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

7.    ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 2000 and 1999, the number of Limited Partnership Units decreased by 10 units for both years due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

8.    LEGAL PROCEEDINGS

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

      9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED



                                      Initial Cost                    Cost
                                     To Partnership               Capitalized
                                     (in thousands)                (Removed)
                                                                 Net Subsequent
                                                                 to Acquisition
                                                                 (in thousands)
                                             Buildings
                                            and Related
                                             Personal                    Carrying Cost
           Description             Land      Property     Improvements    Adjustments
  Edmond Estates
    Limited Partnership            $ 150      $ 2,470        $ 350          $(1,319)
  Meadowood Townhouses
    III Limited Partnership           566       6,286         1,374          (2,250)

    Totals                         $ 716      $ 8,756        $1,724         $(3,569)

      9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED (CONTINUED)



                         Gross Amount At Which
                                Carried
                         At December 31, 2000
                            (in thousands)

                               Buildings
                                  And
                                Related
                               Personal          Accumulated       Date of      Date    Depreciable
      Description       Land   Property   Total  Depreciation   Construction  Acquired  Life Years

  Edmond Estates
  Limited
    Partnership         $ 165   $ 1,486  $1,651      $ 808          1972         6/85    5-50 yrs

  Meadowood Townhouses
    III Limited            669     5,307  5,976      2,621          1972         6/85    5-50 yrs
  Partnership

  Total                 $ 834   $ 6,793  $7,627    $3,429

(1)   Schedule of Encumbrances

                                                            Notes
                                                         Payable and
                                           Mortgage        Accrued
Partnership Name                             Notes        Interest        Total

Edmond Estates Limited Partnership          $ 886          $2,389        $3,275

Meadowood Townhouses III Limited
  Partnership                               2,597           5,640         8,237

TOTAL                                     $ 3,483         $ 8,029       $11,512


(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $710,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $10,657,000. The total of the above-mentioned items is approximately $11,368,000.

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED (CONTINUED)


(3)   Reconciliation of real estate

                                                       Years Ended December 31,
                                                       2000               1999

Balance at beginning of period                      $ 27,664          $ 30,561
Improvements during the period                           331               899
Transfer of interest of rental properties            (20,368)           (2,975)
Impairment loss on rental property                        --              (821)
Balance at end of period                              $7,627          $ 27,664


Reconciliation of accumulated depreciation
                                                     Years Ended December 31,
                                                     2000                 1999

Balance at beginning of period                    $ 10,667            $ 11,731
Depreciation expense for the period                    267                 950
Transfer of interest of rental properties           (7,505)             (1,713)
Impairment loss on rental property                      --                (301)
Balance at end of period                          $  3,429            $ 10,667

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

Lance J. Graber (39) was appointed Executive Vice President - Acquisitions of NCHP and AIMCO in October 1999. His principal business function is acquisitions. Prior to joining AIMCO, Mr. Graber was an Associate from 1991 through 1992 and then a Vice President from 1992 through 1994 at Credit Suisse First Boston engaged in real estate financial advisory services and principal investing. He was a Director there from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties. Mr. Graber received a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania.

Patrick J. Foye (age 43) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 39). See "Directors of NCHP."

Patrick J. Foye  (age 43). See "Directors of NCHP."

Steven D. Ira (age 49) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

Joel F.  Bonder  (age 52) was  appointed  Executive  Vice  President,  General
Counsel and Secretary of NCHP and AIMCO effective December 1997. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washington, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardines. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

Paul J.  McAuliffe  (age 44) has been  Executive  Vice  President  of NCHP and
AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

Martha L. Long (age 41) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO.

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of $39,000 and non-audit services (principally tax-related) of $6,000.

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

NHP is also the sole general partner of NHP Investment Partners I. NHP Investment Partners I holds 4.5% limited partnership interest (1% with respect to allocation of losses) in the Local Limited Partnerships. NHP Investment Partners I held a 1% general partnership interest and a 98% limited partnership interest in these Local Limited Partnerships prior to admittance of the Partnership.

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2000.

                      Name of                 Number of
                 Beneficial Owner               Units      % of Class

       AIMCO and affiliates                    1,644.5       14.32%
       (affiliates of the General Partner)

The  business  address of AIMCO is 2000 South  Colorado  Boulevard,  Denver,  CO
80222.

Item 12. Certain Relationships and Related Transactions

The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $34,000 in 2000 and $53,000 in 1999. As of December 31, 2000, the Partnership owed approximately $173,000 to the General Partner for accrued administrative and reporting fees.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by two of the Local Limited Partnerships during 2000 and four of the Local Limited Partnerships during 1999. NHPMC and other affiliates of NCHP earned approximately $211,000 and $320,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively. At December 31, 2000, there were no amounts considered due NHP Management Company and unpaid by the Local Limited Partnerships.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $411,000 and $517,000, respectively.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)      Exhibits

      Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report:

   (b)      Reports on Form 8-K filed during the fourth quarter of 2000:

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

                National Housing Partnership Realty Fund III

           By:  The National Housing Partnership,
                its sole general partner

           By:  National Corporation for Housing Partnerships,
                its sole general partner




April 16, 2001                            /s/ Patrick J. Foye
Date                                      Patrick J. Foye
                                          President

April 16, 2001                            /s/ Martha L. Long
Date                                      Martha L. Long
                                          Senior Vice President and
                                          Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




April 16, 2001                            /s/ Patrick J. Foye
Date                                      Patrick J. Foye
                                          President

April 16, 2001                            /s/ Martha L. Long
Date                                      Martha L. Long
                                          Senior Vice President and
                                          Controller

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERS REALTY FUND III

                              FINANCIAL STATEMENTS

                FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana


We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 2000, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Woodmark Limited Partnership for the year ended December 31, 1999. This investee's statement of financial position represent total assets which reflect 22% of combined total assets as of December 31, 1999 and net income in the amount of $4,386 for the year then ended. The financial statements of this investee were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this investee, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III holds a limited partnership interest as of December 31, 2000, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6 and 10 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. During the year ended December 31, 2000, note holders for certain Local Limited Partnerships foreclosed on the Partnership interests (Note 6). These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                         /s/Ernst & Young  LLP
Indianapolis, Indiana
March 14, 2001

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


Geimer, Ehrlich & Associates, P.A.
Bethesda, Maryland
February 10, 2000

                See Accompanying Notes to Financial Statements
                                       42

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENT OF FINANCIAL POSITION


                                December 31, 2000
                                (in thousands)



                                     ASSETS


Cash and cash equivalents                                        $  143
Accounts receivable, net (Note 2)                                   126
Tenants' security deposits held in trust funds                       55
Prepaid taxes and insurance and other assets                         66
Deferred finance costs                                               57
Mortgage escrow deposits (Note 5)                                   560
Rental property, net (Notes 4, 5, and 11)                         4,198

                                                                 $5,205


                        LIABILITIES AND PARTNERS' DEFICIT


Accounts payable and accrued expenses:
  Accounts payable                                               $  502
  Notes Payable (Note 6)                                          3,135
  Accrued interest on notes payable (Note 6)                      4,894
                                                                  8,531

Tenants' security deposits payable                                   54
Deferred income                                                      30
Due to partners (Note 7)                                            113
Accrued interest on partner loans                                   100
Mortgage notes payable (Note 5)                                   3,483
Partners' deficit                                                (7,106)

                                                                 $5,205

                See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                (in thousands)

                                                              Years Ended December 31,
                                                                  2000         1999
REVENUE:
  Rental income (Note 3)                                      $ 2,032      $ 5,956
  Interest income                                                  24           68
  Other income                                                     56          218
                                                                2,112        6,242

EXPENSES:
  Administrative expenses                                         175          880
  Operating and maintenance expenses                              545        1,979
  Management and other services from related party (Note 9)       211          320
  Salaries and related benefits to related party (Note 9)         411          517
  Depreciation and amortization                                   267          955
  Taxes and insurance                                             243          784
  Financial expenses - primarily interest (Note 5)                 75          118
  Interest on notes payable (Notes 6 and 7)                       329        1,194
  Other entity expenses                                            --           11
  Impairment loss on rental property (Note 11)                     --          520
  Annual partnership administrative fees to General
   Partner (Note 7)                                                15           72
                                                                2,271        7,350

NET LOSS                                                      $  (159)     $(1,108)

                See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                (in thousands)

                                  National
                                   Housing        The
                                 Partnership    National       NHP
                                 Realty Fund    Housing    Investment
                                    Three     Partnership  Partners I     Total

Deficit at January 1, 1999       $(16,512)    $  (764)     $   (393)   $ (17,669)

Net loss                           (1,086)        (11)          (11)      (1,108)

Transfer of interest (Note 6)       1,269          13            --        1,282

Deficit at December 31, 1999      (16,329)       (762)         (404)     (17,495)

Net loss                             (155)         (2)           (2)        (159)

Transfer of interest (Note 6)      10,309         105           134       10,548

Deficit at December 31, 2000     $ (6,175)    $  (659)     $   (272)   $  (7,106)

Percentage interest at
  December 31, 1999 and 2000            (A)        (B)           (C)


(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses) in one local limited partnership, 99% limited partnership interest in one local limited partnership and held a 94.5% limited partnership interest (98% with respect to allocation of losses) in five Local Limited Partnerships until January 15, 2000, and two local limited partnerships until January 31, 2000.

(B) Holds a 1% general partnership interest in two local limited partnerships and held a 1% general partnership interest in five local limited partnerships until January 15, 2000, and in two local limited partnerships until January 31, 2000.

(C) Holds a 4.5% limited partnership interest in two local limited partnerships (1% with respect to allocation of losses) and held a 4.5% limited partnership interest (1% with respect to allocation of losses) in five local limited partnerships until January 15, 2000, and in two local limited partnerships until January 31, 2000.

                See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                Years Ended December 31,
                                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                           $  2,069         $  5,996
   Interest receipts                                               31              126
   Other operating receipts                                        36              194
   Tenant security deposits                                        --                6
   Entity receipts                                                  1                1
   Total receipts                                               2,137            6,323

  Disbursements:
   Administrative                                                (196)            (508)
   Management fees                                               (185)            (564)
   Utilities                                                     (239)            (883)
   Salaries and wages                                            (339)            (919)
   Operating and maintenance                                     (253)            (710)
   Real estate taxes                                             (131)            (397)
   Property insurance                                            (110)            (154)
   Miscellaneous taxes and insurance                              (85)            (230)
   Tenant security deposits                                        (2)               2
   Other operating disbursements                                   --              (58)
   Interest on notes payable                                      (25)             (38)
   Interest on mortgage                                           (46)             (65)
   Mortgage insurance premium                                     (18)             (55)
   Miscellaneous financial                                         (2)              (5)
   Transfer of operating cash to new owner                       (447)             (47)
   Entity disbursements:
     Interest on notes payable                                     --              (11)
     Miscellaneous disbursements                                  (17)             (45)

   Total disbursements                                         (2,095)          (4,687)
Net cash provided by operating activities                          42            1,636
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in mortgage escrow accounts                          (88)              4
  Net purchase of fixed assets                                   (353)           (899)
  Other investing                                                  88             (43)
  Net cash used in investing activities                          (353)           (938)

                See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                   (Continued)

                                                               Years Ended December 31,
                                                                  2000            1999
CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                $   (160)        $  (495)
  Principal payments on loans or notes payable                     --              (7)
  Proceeds from loans or notes payable                             15              14
Net cash used in financing activities                            (145)           (488)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (456)            210
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      599             389
CASH AND CASH EQUIVALENTS, END OF YEAR                       $    143         $   599

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
    Net loss                                                 $   (159)        $(1,108)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization                                 267             955
    Impairment loss on rental property                             --             520
    Changes in operating assets and liabilities:
      Net tenant receivables                                       11              (8)
      Accounts receivable - HUD                                    20              --
      Accounts receivable - other                                 (20)            (25)
      Accrued receivable                                           (1)              2
      Prepaid expenses                                             (4)              1
      Cash restricted for tenant security deposits                  1             (11)
      Accounts payable trade                                       34             100
      Accounts payable - HUD excess rents                          --             (12)
      Accrued liabilities                                          15              10
      Accrued interest - partner loans                             16              (2)
      Accrued interest - notes payable                            306           1,141
      Accrued interest - mortgages                                 --              (2)
      Tenant security deposits held in trust fund                  (3)             19
      Miscellaneous other liabilities                              --               2
      Prepaid revenue                                              (2)             61
      Entity liability accounts                                     8              40
      Transfer of operating cash to new owner                    (447)            (47)
        Total adjustments                                         201           2,744
      Nest cash provided by operating activities              $    42         $ 1,636

                See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION, AND SIGNIFICANT ACCOUNTING POLICIES

      Organization

National Housing Partnership Realty Fund III (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owns and operates an existing rental housing project or has acquired limited partnership interests in partnerships which own and operate one or two existing rental housing projects. All such rental housing projects are financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). A substantial portion of each Local Limited Partnership's revenue is received from the housing assistance agreements discussed in Note 3 below. On June 30, 1985, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

During 1985, the Partnership invested in twelve Local Limited Partnerships which directly or indirectly own and operate thirteen rental housing projects. The Partnership currently owns 94.5% limited partnership interests (98% with respect to allocation of losses) in one Local Limited Partnership. In addition, the Partnership owns a 99% interest in one Local Limited Partnership, which owns a 99% limited partnership interest in an operating limited partnership. The
operating   Partnership  holds  title  to  one  rental  housing  property.   The
Partnership's effective interest in this operating limited partnership is 98.01%.

The two remaining  rental  housing  projects  were  originally  organized  under
Section 236 of the National Housing Act. As a limited partner, in accordance with the partnership agreements, the Partnership does not exercise control over the activities of the Local Limited Partnerships.

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

NHP is also the sole general partner of NHP Investment Partners I. NHP Investment Partners I holds a 4.5% limited partnership interest (1% with respect to losses) in one of the Local Limited Partnerships. NHP Investment Partners I held a 1% general partnership interest and a 98% limited partnership interest in this Local Limited Partnerships prior to admittance of the Partnership.

      Basis of Combination

The combined financial statements include the accounts of the following ten Local Limited Partnerships in which the Partnership holds or held a limited partnership interest during 1999 or 2000:

      (a)Brunswick Village Limited Partnership;
         Edmond Estates Limited Partnership;
      (c)Galion  Limited  Partnership;  (c)Indian Valley I Limited  Partnership;
      (c)Indian Valley II Limited Partnership; (c)Indian Valley III Limited Partnership; (c)Kimberly Associates Limited Partnership; (b)Meadowood Townhouses III Limited Partnership; (c)Newton Hill Limited Partnership; and (c)Woodmark Limited Partnership.

      (a)   Partnership interest transferred in 1999.
(b)   Owns  a 99%  limited  partnership  interest  in  one  operating  limited partnership.
(c)   Partnership interest transferred in January 2000.

Significant Accounting Policies

The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. For the two remaining Local Limited Partnerships, depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Cash distributions are limited by the Regulatory Agreements between the rental projects and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis.

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

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                December 31, 2000
                                                 (in thousands)
Net tenant accounts receivables                       $ 34
Housing assistance receivable                           70
Interest reduction payment                               1
Other                                                   21
Net accounts receivables                              $126

3.    HOUSING ASSISTANCE AGREEMENTS

The Federal Housing Administration (FHA) has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options. The Local Limited Partnerships received a total of approximately $758,000 and $1,296,000 in the form of housing assistance payments during 2000 and 1999, respectively, which is included in "Rental income" on the combined statements of operations.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 220 units, or 55% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

The following table indicated the year within which the Section 8 rent subsidiary contracts expire:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2001                         220                100%                 55%
Thereafter                    --                 --                  --
   Total                     220                100%                 55%

Both of the properties owned by the Local Limited Partnerships receiving project based rent subsidies under Section 8 had their contracts expire during the year ending December 31, 2001. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its
Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by both Local Limited Partnerships); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

4.    RENTAL PROPERTY

      Rental property consists of the following:

                                             December 31, 2000
                                               (in thousands)

Land                                               $ 834
Buildings and improvements                          6,041
Furniture and equipment                               752
                                                    7,627
Less accumulated depreciation                      (3,429)

Net rental property                                $4,198

5.    MORTGAGE NOTES PAYABLE

The mortgage notes payable are insured by FHA and collateralized by first deeds of trust on the rental properties. The notes bear interest at a rate of 7% per annum. FHA, under an interest reduction contract with Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the 40-year terms of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance and a reserve for the replacement of project assets, and are subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

Approximate maturities of mortgage notes payable for the next five years are as follows (in thousands):

          2001                 $   172
          2002                     184
          2003                     197
          2004                     212
          2005                     227
       Thereafter                2,491
                              $  3,483

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

These notes are currently in default and matured as follows:

Local Partnership                     Due Date   Note Amount  Accrued Interest
                                                        (in thousands)
Meadowood Townhouses III Limited
  Partnership                         11/01/99     $ 2,157         $ 3,483
Edmond Estates Limited Partnership    12/17/99         978           1,411

      Total Due                                    $ 3,135         $ 4,894

Meadowood Townhouses III, and Edmond Estates Limited Partnerships both have notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes are nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for Edmond Estates Limited Partnership. Regarding Edmond Estates and Meadowood Townhomes III Limited Partnerships, interest continues to be accrued under the original terms of the note agreement. The notes are in default and the Limited Partnership interest is subject to foreclosure. The properties are currently being marketed for sale, but there is no guarantee that the properties will sell or, if they are sold, that the sale transactions will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

During 2000, the respective note holders foreclosed on the Partnership's interest in the following Limited Partnerships which secured each respective note: Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill and Kimberly Associates. Brunswick Village Limited Partnership's note payable, plus accrued interest, became due on February 28, 1999. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On August 16, 1999, the note holder foreclosed on the Partnership's interest on the Brunswick Village Limited Partnership which secured the Note. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

7.    PAYABLES DUE PARTNERS

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of approximately $15,000 and $72,000 during 2000 and 1999, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1999, the Local Limited Partnerships paid approximately $15,000 for such fees. There were no such payments made during 2000. The balances owed to the General Partner for these fees were approximately $113,000 at December 31, 2000.

During 2000 and 1999, the General Partner advanced approximately $15,000 and $14,000 to two and six of the Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 1999 loans of approximately $7,000 were repaid by three Local Limited Partnerships. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 2000, was approximately $87,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000.

During 2000 and 1999,  the  Partnership  made no  advances to the Local  Limited
Partnerships. There were no repayments made by any of the Local Limited Partnerships during 2000. During 2000 and 1999, loans of $3,000 and $200, respectively, were repaid by Local Limited Partnership. The balance owed to the Partnership by the Local Limited Partnerships at December 31, 2000 and 1999, was approximately $26,000 and $519,000, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000.

During 2000 and 1999, respectively, interest on advances from the Partnership and the General Partner of approximately $21,000 and $281,000 was recorded.

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

9.    RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by two of the Local Limited Partnerships during 2000 and four of the Local Limited Partnerships during 1999. NHPMC and other affiliates of NCHP earned approximately $211,000 and $320,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively. At December 31, 2000, there were no amounts considered due NHPMC and unpaid by the Local Limited Partnerships.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $411,000 and $517,000, respectively.

10.   GOING CONCERN

The two remaining Local Partnership's notes payable are past due at December 31, 2000 (see Note 6). The financial statements do not include any adjustments which might result from the outcome of these uncertainties. The notes are in default and the Limited Partnership interest is subject to foreclosure. The properties are currently being marketed for sale, but there is no guarantee that the properties will sell, or if they are sold, that the sale transactions will generate sufficient proceeds to pay the accrued interest and principal of the note.

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

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2000. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

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