Form 10QSB
period 2001-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2001-05-14
CIK 769028

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

                   For the quarterly period ended March 31, 2001


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

                           55 BEATTIE PLACE, PO BOX 1089
                                GREENVILLE, SC 29602
                      (Address of principal executive offices)

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
                                   (in thousands)

                                 March 31, 2001



ASSETS
   Cash and cash equivalents                                          $ 419
   Accounts receivable                                                   11
                                                                      $ 430
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                        $ 177
   Due to General Partner                                                 2
   Accrued expenses                                                       9
                                                                        188

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (93)
   Original Limited Partner -- 1133 Fifteenth Street
      Three Associates                                                  (97)
   Other Limited Partners -- 11,480 investment units                    432
                                                                        242
                                                                      $ 430



                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Operations
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                             Three Months Ended
                                                                 March 31,
                                                            2001            2000
REVENUES:
  Interest income                                           $   9           $ 9

COSTS AND EXPENSES:
  Administrative and reporting fees to General
   Partner                                                      4            14
  Other operating expenses                                     22            11
                                                               26            25

NET LOSS                                                   $  (17)       $  (16)

NET LOSS ASSIGNABLE TO LIMITED PARTNERS                    $  (17)       $  (16)

NET LOSS PER LIMITED PARTNERSHIP INTEREST                  $(1.48)       $(1.39)




                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                     Statement of Partners' (Deficit) Equity
                                   (Unaudited)
                                   (in thousands)



                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates    Partners      Total

(Deficit) equity at
   December 31, 2000                 $ (93)        $ (97)        $ 449       $ 259

Net loss for the three months
   ended March 31, 2001                 --             --          (17)         (17)

(Deficit) equity at
   March 31, 2001                    $ (93)        $ (97)        $ 432       $ 242

Percentage interest at
   March 31, 2001                        1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,480 investment units

                   See Accompanying Notes to Financial Statements

d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                   (in thousands)



                                                                   Three Months Ended
                                                                       March 31,
                                                                    2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                                $   9         $ 9
   Operating expenses paid, including working capital
      advances of $8 in 2001                                          (58)         (3)
   Net cash (used in) provided by operating activities                (49)          6

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (49)          6

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        468         540

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 419       $ 546

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED
   BY OPERATING ACTIVITIES:
     Net loss                                                      $ (17)       $ (16)

     Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
      Increase in administrative and reporting fees
        payable                                                        4           14
      (Decrease) increase in accrued expenses                        (36)           8

          Total adjustments                                          (32)          22

     Net cash (used in) provided by operating activities           $ (49)       $   6



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

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At March 31, 2001, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in this operating limited partnership is 98.01%.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $11,000 of its allocated share of profits and $136,000 of its allocated share of losses from two and nine Local Limited Partnerships during the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, the Partnership had not recognized approximately $5,748,000 of its allocated share of cumulative losses from the two Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining two Local Limited Partnerships has been reduced to zero at March 31, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships and at March 31, 2001 is approximately $35,000.

During the three months ended March 31, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover partnership entity expenses. As noted above this amount has been included in operating expense for the three months ended March 31, 2001. There were no such advances made for the three months ended March 31, 2000.

During the three  months  ended  March 31,  2000 the  General  Partner  advanced approximately $5,000 to one of the Local Limited Partnerships to fund partnership entity expenses. No advances were made by the General Partner during the three months ended March 31, 2001. The balance owed to the General Partner by the Local Limited Partnerships at March 31, 2001 is approximately $87,000. Interest is charged at prime plus 2% or 10.5% at March 31, 2001.

The following are combined statements of operations for the three months ended March 31, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                                          Three Months Ended
                                                              March 31,
                                                         2001            2000
                                                            (in thousands)
         Rental income                                   $ 461          $  673
         Other income                                       19              16
            Total income                                   480             689

         Operating expenses                                268             485
         Interest, taxes, and insurance                    130             268
         Depreciation                                       71              75
            Total expense                                  469             828

         Net income (loss)                               $  11          $ (139)

         National Housing Partnership
            Realty Fund III share of income
            (losses)                                     $  11          $ (136)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the three months ended March 31, 2001 and 2000, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $4,000 and $14,000, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $177,000 at March 31, 2001.

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

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $419,000 at March 31, 2001, as compared to approximately $468,000 at December 31, 2000. The decrease was due to the Partnership's operating expenses more than offsetting the interest received by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining two Local Limited Partnerships has been reduced to zero at March 31, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships and at March 31, 2001 is approximately $35,000.

During the three months ended March 31, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover Partnership entity expenses. As noted above this amount has been included in operating expense for the three months ended March 30, 2001. There were no such advances made for the three months ended March 31, 2000.

During the three  months  ended  March 31,  2000 the  General  Partner  advanced approximately $5,000 to one of the Local Limited Partnerships to fund partnership entity expenses. No advances were made by the General Partner during the three months ended March 31, 2001. The balance owed to the General Partner by the Local Limited Partnerships at March 31, 2001 is approximately $87,000. Interest is charged at prime plus 2% or 10.5% at March 31, 2001.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2001, investments in the remaining two Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 2001 and 2000. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The Partnership had a net loss of approximately $17,000 for the three months ended March 31, 2001, compared to a net loss of approximately $16,000 for the three months ended March 31, 2000. The increase in net loss was due to a decrease in administrative and reporting fees to the General Partner largely offset by an increase in other operating expenses. The Partnership did not recognize approximately $11,000 of its allocated share of profits from the Local Limited Partnerships for the three months ended March 31, 2001, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero, and as of March 31, 2001, the Partnership had not recognized approximately $5,748,000 of its allocated share of cumulative losses from the two Local Limited Partnerships.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                    Date: May 14, 2001