Form 10QSB
period 2001-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2001-08-13
CIK 769028

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

                    For the quarterly period ended June 30, 2001


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
                                   (in thousands)

                                  June 30, 2001



ASSETS
   Cash and cash equivalents                                          $ 271
   Accounts receivable                                                  149
                                                                      $ 420
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                        $ 181
   Accrued expenses                                                      15
                                                                        196

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (93)
   Original Limited Partner -- 1133 Fifteenth
      Street Three Associates                                           (97)
   Other Limited Partners -- 11,480 investment units                    414
                                                                        224
                                                                      $ 420


                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Operations
                                   (Unaudited)
                        (in thousands, except per unit data)



                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                       2001          2000          2001         2000
Revenues:
  Interest income                      $    4        $   3        $    13      $   12

costs and expenses:
  Administrative and reporting
    fees to General Partner                 3           13              7          27
  Other operating expenses                 19           19             41          30
                                           22           32             48          57

Net loss                               $  (18)       $ (29)       $   (35)     $  (45)

Allocation of net loss:
  General Partner - NHP                $   --        $  --        $    --      $   --
  Original Limited Partner --
  1133 Fifteenth Street Three
  Associates                               --           --             --          --
Other Limited Partners                    (18)         (29)           (35)        (45)

                                       $ (18)        $ (29)       $   (35)     $  (45)
Net loss per other limited
  partnership interest                $ (1.57)      $(2.52)       $ (3.05)     $(3.92)


                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                     Statement of Partners' (Deficit) Equity
                                   (Unaudited)
                                   (in thousands)



                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates    Partners      Total

(Deficit) equity at
   December 31, 2000                 $ (93)        $ (97)        $ 449       $ 259

Net loss for the six months
   ended June 30, 2001                  --             --          (35)        (35)

(Deficit) equity at
   June 30, 2001                     $ (93)        $ (97)        $ 414       $ 224

Percentage interest at
   June 30, 2001                         1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,480 investment units

                   See Accompanying Notes to Financial Statements

d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                   (in thousands)



                                                                  Six Months Ended
                                                                       June 30,
                                                                  2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $  13        $ 12
   Operating expenses paid                                          (70)        (53)
   Net cash used in operating activities                            (57)        (41)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                     (138)         --
   Principal payments on loans or notes payable                      (2)         --
   Net cash used in financing activities                           (140)         --

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (197)        (41)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      468         540

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 271        $ 499

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                     $ (35)       $ (45)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Increase in administrative and reporting fees
        payable                                                       7           25
      Decrease in accrued expenses                                  (29)         (21)

          Total adjustments                                         (22)           4

     Net cash used in operating activities                       $  (57)       $ (41)


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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At June 30, 2001, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in this operating limited partnership is 98.01%.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $19,000 of its allocated share of profits and $115,000 of its allocated share of losses from two and nine Local Limited Partnerships during the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the Partnership had not recognized approximately $5,740,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining two Local Limited Partnerships has been reduced to zero at June 30, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships and at June 30, 2001 is approximately $35,000.

During the six months ended June 30, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover partnership entity expenses. As noted above this amount has been included in operating expense for the six months ended June 30, 2001. During the six months ended June 30, 2000 the General Partner advanced approximately $5,000 to one of the Local Limited Partnerships to fund partnership entity expenses. During the six months ended June 30, 2001, the Local Limited Partnership repaid the General Partner for this advance. The balance owed to the General Partner by the Local Limited Partnerships at June 30, 2001 is approximately $81,000. Interest is charged at prime plus 2% or 8.75% at June 30, 2001.

The following are combined statements of operations for the three and six months ended June 30, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2001          2000         2001         2000
                                        (in thousands)             (in thousands)

Rental income                        $  474         $ 465         $ 935      $1,138
Other income                             22            14            41          30
   Total income                         496           479           976       1,168

Operating expenses                      267           280           535         765
Interest, taxes, and insurance          151           115           281         383
Depreciation                             70            62           141         137
   Total expense                        488           457           957       1,285

Net income (loss)                     $   8         $  22         $  19      $ (117)

National Housing Partnership
  Realty Fund III share of
  income (losses)                     $   8         $  22         $  19      $ (115)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 2001 and 2000, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $7,000 and $27,000, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $181,000 at June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due to the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all had notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes were nonrecourse and were subordinated to the respective mortgage notes on each property for as long as HUD insured the mortgage notes. Any payments due from project income were payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Limited
Partnerships. During the year ended December 31, 2000, the note holders foreclosed on the Partnership's interest in Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill, and Kimberly Associates. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnership and taxable income generated prior to the foreclosures were allocated to the Partnership's investors without receiving any distributable cash during the year of foreclosure. The specific impact of the tax consequences was dependent upon each specific partner's individual tax situation. Regarding Meadowood Townhouses III and Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreements. The notes are in default and the Limited Partnerships interest is subject to foreclosure. The properties are currently being marketed for sale, but there can be no assurance that the properties will sell or, if they are sold, that the sale transactions will generate sufficient proceeds to pay the accrued interest and principal of the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $271,000 at June 30, 2001, as compared to approximately $468,000 at December 31, 2000. The decrease was due to the payment of withholding taxes to the taxing authorities paid on behalf of the limited investors and the Partnership's operating expenses more than offsetting the interest received by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed below, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining two Local Limited Partnerships has been reduced to zero at June 30, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships and at June 30, 2001 is approximately $35,000.

During the six months ended June 30, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover Partnership entity expenses. As noted above this amount has been included in operating expense for the six months ended June 30, 2001. During the six months ended June 30, 2000 the General Partner advanced approximately $5,000 to one of the Local Limited Partnerships to fund partnership entity expenses. During the six months ended June 30, 2001, the Local Limited Partnership repaid the General Partner for this advance. The balance owed to the General Partner by the Local Limited Partnerships at June 30, 2001 is approximately $81,000. Interest is charged at prime plus 2% or 8.75% at June 30, 2001.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2001, investments in the remaining two Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 2001 and 2000. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The Partnership had a net loss of approximately $18,000 and $35,000 for the three and six months ended June 30, 2001, compared to a net loss of approximately $29,000 and $45,000 for the three and six months ended June 30, 2000. The decrease in net loss for the three and six months ended June 30, 2001, was due to a decrease in administrative and reporting fees to the General Partner partially offset by an increase in operating expenses for the six month period. The Partnership did not recognize approximately $19,000 of its allocated share of profits from the Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero, and as of June 30, 2001, the Partnership had not recognized approximately $5,740,000 of its allocated share of cumulative losses from the two Local Limited Partnerships.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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


                                    Date: August 13, 2001