Form 10QSB
period 2001-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2001-11-08
CIK 769028

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

                 For the quarterly period ended September 30, 2001


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
                                   (in thousands)

                               September 30, 2001



ASSETS
   Cash and cash equivalents                                          $ 272
   Accounts receivable                                                  149
                                                                      $ 421
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                        $ 184
   Accrued expenses                                                      33
                                                                        217

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (93)
   Original Limited Partner -- 1133 Fifteenth
      Street Three Associates                                           (97)
   Other Limited Partners -- 11,480 investment units                    394
                                                                        204
                                                                      $ 421


                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Operations
                                   (Unaudited)
                        (in thousands, except per unit data)



                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                       2001          2000          2001         2000
Revenues:
  Interest income                      $   4         $   6        $   17       $   18

costs and expenses:
  Administrative and reporting
    fees to General Partner                4             2            11           29
  Other operating expenses                20            40            61           70
                                          24            42            72           99

Net loss                              $  (20)       $  (36)       $  (55)      $  (81)

Allocation of net loss:
  General Partner - NHP               $   --        $   (1)       $   --       $   (1)
  Original Limited Partner --
  1133 Fifteenth Street Three
  Associates                              --            (1)           --           (1)
  Other Limited Partners                 (20)          (34)          (55)         (79)
                                      $  (20)       $  (36)       $  (55)      $  (81)
Net Loss Per Other Limited
  Partnership Interest                $(1.74)       $(2.96)       $(4.79)      $(6.88)


                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                     Statement of Partners' (Deficit) Equity
                                   (Unaudited)
                                   (in thousands)



                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates    Partners      Total

(Deficit) equity at
   December 31, 2000                 $ (93)        $ (97)        $ 449       $  259

Net loss for the nine months
   ended September 30, 2001             --             --          (55)         (55)

(Deficit) equity at
   September 30, 2001                $ (93)        $ (97)        $ 394       $  204

Percentage interest at
   September 30, 2001                    1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,480 investment units



                   See Accompanying Notes to Financial Statements

d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                   (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $  17        $ 12
   Operating expenses paid                                          (73)        (58)
   Net cash used in operating activities                            (56)        (46)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                     (138)        (11)
   Principal payments on loans or notes payable                      (2)         --
   Net cash used in financing activities                           (140)        (11)

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (196)        (57)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      468         540

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  272       $ 483

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                    $  (55)      $ (81)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Increase in administrative and reporting fees
        payable                                                      11          38
      Decrease in accrued expenses                                  (12)         (3)

          Total adjustments                                          (1)         24

     Net cash used in operating activities                       $ (56)       $ (46)



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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At September 30, 2001, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owns a 99% limited partnership interest in an operating limited partnership which holds title to one rental housing property. The Partnership's effective interest in this operating limited partnership is 98.01%. This property was sold subsequent to September 30, 2001 (see Note 5).

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $50,000 of its allocated share of profits and $147,000 of its allocated share of losses from two and nine Local Limited Partnerships during the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001, the
Partnership had not recognized approximately $5,709,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining two Local Limited Partnerships has been reduced to zero at September 30, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships and at September 30, 2001 is approximately $35,000.

During the nine months ended September 30, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover partnership entity expenses. As noted above, this amount has been included in operating expense for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the General Partner advanced approximately $5,000 to one of the Local Limited Partnerships to fund partnership entity expenses. During the nine months ended September 30, 2001, the Local Limited Partnership repaid the General Partner for this advance. The balance owed to the General Partner by the Local Limited Partnerships at September 30, 2001 is approximately $81,000. Interest is charged at prime plus 2% or 8.00% at September 30, 2001.

The following are combined statements of operations for the three and nine months ended September 30, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                      2001          2000         2001         2000
                                        (in thousands)             (in thousands)

Rental income                        $  454         $ 448       $ 1,389     $ 1,586
Other income                             21            17            62          47
   Total income                         475           465         1,451       1,633

Operating expenses                      226           297           761       1,061
Interest, taxes, and insurance          145           139           426         522
Depreciation                             72            61           213         199
   Total expense                        443           497         1,400       1,782

Net income (loss)                     $  32        $ (32)       $    51     $  (149)

National Housing Partnership
  Realty Fund III share of
  income (losses)                     $  32        $ (32)       $    50     $  (147)


(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 2001 and 2000, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $11,000 and $29,000, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $184,000 at September 30, 2001.

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

(5)   SUBSEQUENT EVENT - SALE OF INVESTMENT PROPERTY

On October 17, 2001, Meadowoods Associates III, Ltd., sold its investment property, Windsor Valley Apartments III, to an unaffiliated third party for $7,150,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. Of the funds remaining 80% was used to pay a portion of the note payable and accrued interest thereon to the original owner of the property. The other 20% will be used to pay accrued expenses of the Local Limited Partnership and advances from the Partnership and General Partner.

(6)   LEGAL PROCEEDINGS

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

LIQUIDITY AND CAPITAL RESOURCES

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due to the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all had notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes were nonrecourse and were subordinated to the respective mortgage notes on each property for as long as HUD insured the mortgage notes. Any payments due from project income were payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouses III and in December 1999 for the remaining Limited
Partnerships. During the year ended December 31, 2000, the note holders foreclosed on the Partnership's interest in Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill, and Kimberly Associates. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnership and taxable income generated prior to the foreclosures were allocated to the Partnership's investors without receiving any distributable cash during the year of foreclosure. The specific impact of the tax consequences was dependent upon each specific partner's individual tax situation. During October 2001, the investment property of Meadowood Townhouses III was sold to an unrelated third party. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The investment property of Edmond Estates is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

On October 17, 2001, Meadowoods Associates III, Ltd., sold its investment property, Windsor Valley Apartments III, to an unaffiliated third party for $7,150,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. Of the funds remaining 80% was used to pay a portion of the note payable and accrued interest thereon to the original owner of the property. The other 20% will be used to pay accrued expenses of the Local Limited Partnership and advances from the Partnership and General Partner.

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $272,000 at September 30, 2001, as compared to approximately $468,000 at December 31, 2000. The decrease was due to the payment of withholding taxes to the taxing authorities paid on behalf of the limited investors and the Partnership's operating expenses more than offsetting the interest received by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed below, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the remaining two Local Limited Partnerships has been reduced to zero at September 30, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships and at September 30, 2001 is approximately $35,000.

During the nine months ended September 30, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover Partnership entity expenses. As noted above, this amount has been included in operating expense for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the General Partner advanced approximately $5,000 to one of the Local Limited Partnerships to fund partnership entity expenses. During the nine months ended September 30, 2001, the Local Limited Partnership repaid the General Partner for this advance. The balance owed to the General Partner by the Local Limited Partnerships at September 30, 2001 is approximately $81,000. Interest is charged at prime plus 2% or 8.00% at September 30, 2001.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 2001, investments in the remaining two Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the nine months ended September 30, 2001 and 2000. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in Local Limited Partnerships which operate two rental housing properties. Subsequent to September 30, 2001, one rental housing property was sold to an unrelated third party. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership had a net loss of approximately $20,000 and $55,000 for the three and nine months ended September 30, 2001, compared to a net loss of approximately $36,000 and $81,000 for the three and nine months ended September 30, 2000. The decrease in net loss for the three and nine months ended September 30, 2001, was due to a decrease in operating expenses for both periods and a decrease in administrative and reporting fees for the nine month period ended September 30, 2001. The Partnership did not recognize approximately $50,000 of its allocated share of profits from the Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying basis in these Partnerships had been previously reduced to zero, and as of September 30, 2001, the Partnership had not recognized approximately $5,709,000 of its allocated share of cumulative losses from the two Local Limited Partnerships.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit  10.1  Contract of Sale between Registrant and
                                 CPDC,   Inc.,   a   Maryland    Corporation,
                                 effective October 17, 2001, regarding the sale of Windsor Valley III.

                  Exhibit 10.2   First Amendment to Purchase and Sale Contract.

                  Exhibit 10.3   Second Amendment to Purchase and Sale Contract.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date: November 8, 2001

                                                                    Exhibit 10.1


                           PURCHASE AND SALE CONTRACT
                              (WINDSOR VALLEY III)
                                     BETWEEN
                         MEADOWOOD ASSOCIATES III, LTD.,
                         a Maryland limited partnership
                                    AS SELLER
                                       AND
                                   CPDC, INC.,
                             a Maryland corporation
                                  AS PURCHASER
                                TABLE OF CONTENTS

ARTICLES
ARTICLE 1 DEFINED TERMS . . . . . . .  . . . . . . . . . . . . . . . 2
ARTICLE 2 PURCHASE AND SALE OF PROPERTY . .. . . . . . . . . . . . . 9
ARTICLE 3 PURCHASE PRICE, DEPOSIT AND ESCROW PROVISIONS 10
ARTICLE 4 FINANCING . . . . . . . . . . . . . . . . . . . . . . . . 13
ARTICLE 5 FEASIBILITY PERIOD . . . . . . . . .  . . . . . . . . . . 14
ARTICLE 6 TITLE AND SURVEY . . . . . . . . . .  . . . . . . . . . . 17
ARTICLE 7 CLOSING . . . . . . . . . . . . . . . . . . . . . . . . . 19
ARTICLE 8 REPRESENTATIONS, WARRANTIES AND COVENANTS  . . . . . . .  26
ARTICLE 9 CONDITIONS PRECEDENT TO CLOSING . . . . . . . . . . . . . 32
ARTICLE 10 BROKERAGE . . . . . . . . . . . . . . . . . . .  . . . . 35
ARTICLE 11 POSSESSION . . . . . . . . . . . . . . . . . . . . . . . 36
ARTICLE 12 DEFAULTS AND REMEDIES . . . . . . . . . . . .. . . . . . 36
ARTICLE 13 RISK OF LOSS OR CASUALTY . . . . . . . . . . . . . . . . 37
ARTICLE 14 LEAD-BASED PAINT DISCLOSURE . . . . . . . .. . . . . . . 38
ARTICLE 15 EMINENT DOMAIN . . . . . . . . . . . . . . . . . . . . . 38
ARTICLE 16 MISCELLANEOUS . . . . . . .. . . . . . . . . . . . . . . 38
ARTICLE 17 OPERATION OF THE PROPERTY .. . . . . . . . . . . . . . . 44

EXHIBITS
A LEGAL DESCRIPTION OF LAND
B FORM OF DEED
C LIST OF EXCLUDED PERMITS
D LIST OF EXCLUDED FIXTURES AND TANGIBLE PERSONAL PROPERTY
E LIST OF REQUIRED SELLER CONSENTS
F FORM OF ESCROW AGREEMENT
G FORM OF BILL OF SALE
H FORM OF GENERAL ASSIGNMENT
I LIST OF PENDING LITIGATION
J FORM OF LEAD-BASED PAINT DISCLOSURE
K FORM OF LETTER OF CREDIT
RIDERS
1 STATE SPECIFIC RIDER
225171.04-Los

                           PURCHASE AND SALE CONTRACT
                              (WINDSOR VALLEY III)



THIS PURCHASE AND SALE CONTRACT (this "Purchase Contract")
is entered into as of the 12th day of March, 2001 (the "Effective Date"), by and between ELDERLY HOUSING ASSOCIATES LIMITED PARTNERSHIP, a Maryland limited partnership, having a principal address at c/o Apartment Investment and
Management Company, Tower Two, 2000 South Colorado Boulevard, Suite 2-1000, Denver, Colorado 80222 ("Seller"), and CPDC, INC., a Maryland corporation, having a principal address at 5513 Connecticut Avenue, N.W., Suite 250, Washington, DC 20015 ("Purchaser").
NOW, THEREFORE WITNESSETH: That for and in consideration of
mutual covenants and agreements herein after set forth, Seller and Purchaser hereby agree as follows:
RECITALS
R-1. Seller holds legal title to the real estate described in Exhibit A attached hereto and made a part hereof. R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property," on the terms and conditions set forth in this Purchase Contract (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the "Closing Date" (as hereinafter defined) the Property will be conveyed by the "Deed" (as hereinafter defined) to Purchaser.
R-3. Purchaser has agreed to pay to Seller the "Purchase Price" (as hereinafter defined) for the Property, and Seller has agreed to sell the Property to Purchaser on the terms and conditions set forth in this Purchase Contract.
R-4. Purchaser intends to make investigations regarding the Property and Purchaser's intended use of the Property, as Purchaser deems necessary and desirable.
2 225171.04-Los Angeles S2A
ARTICLE 1
DEFINED TERMS
1.1 Definitions. Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this
ARTICLE 1 below.
1.1.1  "Additional  Deposit" shall have the meaning  ascribed thereto in Section
3.1.1 hereof. 1.1.2 "Assumed Indebtedness" means all indebtedness (including, principal and accrued and unpaid interest) outstanding under the Note and secured by the  Mortgage as of the Closing Date  assumed by  Purchaser,  if any.
1.1.3 "Broker" shall have the meaning ascribed thereto in Section 10.1 hereof.
1.1.4 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State in which the Land is located.
1.1.5 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.
1.1.6 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available United States funds.
1.1.7 "Consultants" shall have the meaning ascribed thereto in
Section 5.1 hereof.
1.1.8 "Deed" means a deed in the form of Exhibit B attached
hereto.
1.1.9 "Delinquent Rent" shall have the meaning ascribed thereto in Section 7.1.5 hereof.
3 225171.04-Los Angeles S2A
1.1.10 "Deposit" shall have the meaning ascribed thereto in Section 3.1.1 hereof. 1.1.11 "Designated Representative" shall have the meaning ascribed thereto in Section 8.1.4 hereof.
1.1.12 "Effective Date" shall have the meaning ascribed thereto in the first paragraph of this Purchase Contract. 1.1.13 "Escrow Agreement" means an escrow agreement with Title Insurer in the form of Exhibit F attached hereto. 1.1.14 "Excluded Permits" means those Permits, which, under applicable law or by their terms, are nontransferable, and such other Permits as may be designated as Excluded Permits on Exhibit C, if any, attached hereto. 1.1.15 "Feasibility Period" shall have the meaning ascribed thereto in Section 5.1 hereof.
1.1.16 "Financing Contingency Period" shall have the meaning ascribed thereto in
Section 4.1 hereof. 1.1.17 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the Effective Date (or hereafter acquired by Seller prior to the Closing Date) and used or usable in connection with any present or future occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (ii) property owned or leased by any Tenant and guest, employee or other person furnishing goods or services to the Property, or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or (iv) the property and equipment, if any, expressly identified in Exhibit D attached hereto. 1.1.18 "HAP Contract" means any existing Housing Assistance Payments Contract (as may have been amended from time to time) applicable to 4 225171.04-Los Angeles S2A the Property, by and between Seller (or its predecessor-in-interest) and the United States of America acting through its Secretary of HUD.
1.1.19 "HUD" means The United States Department of Housing
and Urban Development.
1.1.20 "HUD Loan Documents" mean the Note, the Mortgage, the
Regulatory Agreement and all other ancillary security documents.
1.1.21 "HUD Preliminary Approval" means HUD's preliminary
approval of the TPA Application, the conveyance of the Property to Purchaser and the assumption of the HUD Loan Documents by Purchaser. 1.1.22 "Improvements" mean all buildings and improvements located on the Land taken "as is".
1.1.23  "Initial  Deposit"  shall have the meaning  ascribed  thereto in Section
3.1.1 hereof. 1.1.24 "Land" means all of those certain tracts of land described on Exhibit A attached hereto, and all rights, privileges and appurtenances pertaining thereto.
1.1.25 "Lease(s)" means all rights and interests of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the Property or thereafter as permitted in ARTICLE 17 hereof.
1.1.26  "Letter of Credit"  shall have the meaning  ascribed  thereto in Section
3.1.1 hereof. 1.1.27 "Like Kind Exchange" shall have the meaning ascribed thereto in Section 16.18 hereof.
1.1.28 "Like Kind Exchange  Property" shall have the meaning ascribed thereto in
Section 16.18 hereof.
5 225171.04-Los Angeles S2A
1.1.29 "Management Contract" means that certain Housing Management Agreement, dated as of January 1, 1987 (as amended, supplemented and/or restated), by and between Seller and Manager.
1.1.30 "Manager" means NHP Management Company, a District of Columbia corporation (formerly known as NCHP Property Management, Inc.). 1.1.31 "Material Adverse Effect" means a material adverse effect on the financial condition or results of operation of the Property. 1.1.32 "Material damage" shall have the meaning ascribed thereto in Section 13.1 hereof.
1.1.33 "Materials" shall have the meaning ascribed thereto in Section 5.5 hereof. 1.1.34 "Miscellaneous Property Assets" mean all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, but only to the extent transferable, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Leases, (iv) Permits, (v) Fixtures and Tangible Personal Property, (vi) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit,
(vii) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (viii) utility and similar deposits, or (ix) insurance or other prepaid items, (x) any capital replacement, repair or other reserves held by Seller, or any other party on behalf of or for the benefit of Seller, with respect to the Property, (xi) Seller's proprietary books and records, (xii) escrows held by Mortgagee for real property taxes and insurance premiums, (xiii) HAP Contract subsidy payments through the Closing Date, or (xiv) the Management Contract, except to the extent that Seller receives a credit on the closing statement for any such item in which event such item shall be transferred to Purchaser if transferable.
1.1.35 "Mortgage" means that certain Deed of Trust, dated as of
November 1, 1972, by and among Seller, Robert E. Voelkel, Jr. and Edward J. Murn, as Trustees, and Mortgagee, as confirmed by that certain Confirmatory Deed of Trust, dated as of November 7, 1972, by and among Seller, Robert E. Voelkel, Jr. and Edward J. Murn, as Trustees, and Mortgagee.
6 225171.04-Los Angeles S2A
1.1.36 "Mortgagee" means Mercantile Mortgage Corporation, a
Maryland corporation.
1.1.37 "Note" means that certain Note, dated as of November 1,
1972, made by Seller in favor of Mortgagee in the original principal amount of Four Million Seventy Two Thousand Six Hundred Dollars ($4,072,600.00), which is secured by the Mortgage and endorsed for insurance by the Secretary of HUD pursuant to Section 236 of the National Housing Act.
1.1.38 "Notice" shall have the meaning ascribed thereto in Section
16.6 hereof.
1.1.39 "Official Records" means the Land Records of Harford
County, Maryland.
1.1.40 "Permits" mean all licenses and permits granted by governmental authorities having jurisdiction over the Property owned by Seller and required in order to own and operate the Property. 1.1.41 "Permitted Exceptions" shall have the meaning ascribed thereto in Section 6.2 hereof.
1.1.42 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the centerline thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements, together with all Fixtures and Tangible Personal Property, all Property Contracts and Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.
1.1.43 "Property Contracts" mean all purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases and the Management Contract, which relate to the ownership, maintenance, construction or 7 225171.04-Los Angeles S2A repair and/or operation of the Property and which are not cancellable on ninety (90) days' or shorter Notice without penalty, but only to the extent transferable. 1.1.44 "Proration Period" shall have the meaning ascribed thereto in Section 7.1.4 hereof.
1.1.45 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser. 1.1.46 "Purchase Price" shall have the meaning ascribed thereto in Section 3.1 hereof.
1.1.47 "Purchaser" shall have the meaning ascribed thereto in the first paragraph of this Purchase Contract. 1.1.48 "Purchaser's Objection Letter" shall have the meaning ascribed thereto in Section 6.2 hereof.
1.1.49 "Regulatory Agreement" means that certain Regulatory Agreement For Limited Distribution Mortgagors Under Section 236 of the National Housing Act, As Amended, dated as of November 1, 1972, by and between Seller and the Secretary of HUD, and recorded in Book 911, Page 458 of the Official Records, as amended by that certain Regulatory Agreement For Limited Distribution Mortgagors Under Section 236 of the National Housing Act, As Amended, dated as of November 1, 1972, by and between Seller and the Secretary of HUD, and recorded in Book 1287, Page 0702 of the Official Records. 1.1.50 "Release and Assumption Agreement" shall have the meaning ascribed thereto in Section 7.2.1.12 hereof.
1.1.51 "Rent(s)" shall have the meaning ascribed thereto in Section 7.1.3 hereof. 1.1.52 "Seller" shall have the meaning ascribed thereto in the first paragraph of this Purchase Contract.
1.1.53  "Seller's  Approvals" shall have the meaning ascribed thereto in Section
2.2 hereof.
8 225171.04-Los Angeles S2A
1.1.54  "Seller's  knowledge" shall have the meaning ascribed thereto in Section
8.1.4 hereof. 1.1.55 "Seller's Response" shall have the meaning ascribed thereto in Section 6.2 hereof.
1.1.56 "Seller's  Termination Notice" shall have the meaning ascribed thereto in
Section 2.2 hereof.  1.1.57 "Survey" shall have the meaning  ascribed thereto in
Section 6.1 hereof.
1.1.58 "Surviving Obligations" mean (a) the obligations of
Purchaser under Sections 5.3, 7.1.4, 7.1.5, 7.1.6 and 10.1, (b) the obligations of Seller under Sections 7.1.4, 7.1.5, 7.1.6 and 10.1 and (c) the obligations of the parties under Section 8, to the extent such obligations survive Closing or termination of the Purchase Contract as provided in said Sections.
1.1.59 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease. 1.1.60 "Title Commitment" shall have the meaning ascribed thereto in Section 6.1 hereof.
1.1.61 "Title Documents" shall have the meaning ascribed thereto in Section 6.1 hereof.
1.1.62 "Title Insurer" means Fidelity National Title Insurance
Company.
1.1.63  "TPA  Application"  shall have the meaning  ascribed  thereto in Section
4.2.1 hereof. 1.1.64 "Underlying Documents" shall have the meaning ascribed thereto in Section 6.1 hereof.
9 225171.04-Los Angeles S2A
ARTICLE 2
PURCHASE AND SALE OF PROPERTY
2.1 Agreement to Purchase and Sell. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.
2.2 Consent of Seller's Partners. Notwithstanding anything to the contrary contained herein, Seller's obligations hereunder are contingent upon Seller's receipt of any and all required consents and approvals to the consummation of the transactions contemplated hereby from the following (collectively, the "Seller's Approvals"): (a) Seller's partners, as required by law or by Seller's partnership agreement, as amended, governing Seller, which consents are listed on Exhibit E attached hereto; and (b) all holders of installment obligations or other indebtedness of Seller or an upper tier investor in Seller (collectively, "Indebtedness Holders"), which consent shall include, (i) in the event that the net Purchase Price proceeds to be paid to Seller at Closing are less than the outstanding balance of such obligations or other indebtedness, approval of such holder to a discounted payoff of such obligation or other indebtedness in an amount satisfactory to Seller in its sole discretion and (ii) an agreement (either therein or pursuant to a separate document) that such Indebtedness Holders shall not receive more than eighty percent (80%) of the total net Purchase Price proceeds upon the Closing. Seller shall use commercially reasonable efforts to obtain the Seller's Approvals and deliver copies of the same to Purchaser and Title Insurer on or before the last day of the "Feasibility Period" (as hereinafter defined). If the "Title Commitment" (as hereinafter defined) is updated to add any new title exception as a result of Title Insurer's review of such Seller's Approvals (or lack thereof), then Purchaser shall have the right to review and object to any new exception for a period of five (5) Business Days following Purchaser's receipt of such update in accordance with the terms of Section 6.2 hereof. If Seller is unable to obtain the Seller's Approvals (and deliver copies of the same to Purchaser and Title Insurer) on or before the last day of the Feasibility Period, then Seller shall have the right to terminate this Purchase Contract by providing written "Notice" (as hereinafter defined) of termination to Purchaser on or before 6:00 p.m. (California time) on the last day of the Feasibility Period ("Seller's
Termination Notice"). If Seller timely provides Seller's Termination Notice to Purchaser pursuant to the preceding sentence, then (i) this Purchase Contract shall terminate and be of no further force and effect, except for the Surviving Obligations, (ii) Title Insurer shall promptly return the Deposit to Purchaser, and (iii) Seller shall reimburse Purchaser for its reasonable out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees, charges and disbursements) actually incurred in connection with the 10 225171.04-Los Angeles S2A negotiation of this Purchase Contract and Purchaser's related due diligence efforts in an amount up to and limited to Fifteen Thousand Dollars ($15,000.00).
ARTICLE 3
PURCHASE PRICE, DEPOSIT AND ESCROW PROVISIONS

3.1 Purchase Price. The total purchase price ("Purchase Price") for the Property shall be Seven Million One Hundred Fifty Thousand Dollars ($7,150,000.00), which shall be paid by Purchaser, as follows: 3.1.1 Deposit; Escrow Agreement. 3.1.1.1 On or before the last day of the Feasibility Period (as such period may be extended in accordance with Section 5.6 hereof), Purchaser shall deliver to Title Insurer, as escrow agent, a deposit in the sum of one percent (1%) of the Purchase Price (together with all interest accrued thereon, the "Initial Deposit"), in cash, by wire transfer or certified check or by delivery of an irrevocable and unconditional standby letter of credit, substantially in the form of Exhibit K attached hereto, issued in favor of Title Insurer and expiring no sooner than one (1) year after the last day of the Financing Contingency Period (the "Letter of Credit"). 3.1.1.2 On or before August 15, 2001, Purchaser shall deliver to Title Insurer, as escrow agent, an additional deposit in the sum of threeforths of one percent (0.75%) of the Purchase Price (together with all interest accrued thereon, the "Additional Deposit"). The Initial Deposit, the Additional Deposit and any other additional deposits made by Purchaser pursuant to the terms of this Purchase Contract, shall hereinafter be referred to collectively as the "Deposit." 3.1.1.3 Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit F, which shall be executed on or before the last day of the Feasibility Period (as such period may be extended in accordance with Section 5.6 hereof). 3.1.2 Investment of Deposit. Title Insurer shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Title Insurer shall invest the Deposit in an interest-bearing bank account or 11 225171.04-Los Angeles S2A money market fund or such investment as Seller and Purchaser shall jointly agree, in writing, with such agreement being provided to Title Insurer in writing. 3.1.3 Treatment of Deposit if Closing Occurs. If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied to the Purchase Price on the Closing Date and the balance of the Purchase Price less the Assumed Indebtedness shall be paid at Closing to Seller in immediately available United States funds. 3.1.4 Treatment of Deposit if Closing Does Not Occur. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller that is not caused by or attributable to, directly or indirectly, any act or failure to act of Purchaser, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser or failure of performance by Seller that is caused by or attributable to, directly or indirectly, any act or failure to act of Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 hereof. 3.1.5 Letter of Credit. Notwithstanding anything to the contrary contained herein, in the event that the Deposit is delivered in the form of a Letter of Credit in accordance with the terms of Section 3.1.1 hereof, the parties hereto further agree as follows: 3.1.5.1 Title Insurer shall draw on the Letter of Credit on the Business Day immediately preceding any date on which Title Insurer is required to disburse all or any portion of the Deposit pursuant to the terms of this Purchase Contract. 3.1.5.2 The amount of any draw on the Letter of Credit shall equal the portion of the Deposit required to be paid to Seller in accordance with the terms of this Purchase Contract and shall be held in escrow pending disbursement by Title Insurer. 3.1.5.3 Title Insurer shall draw on the entire stated amount of the Letter of Credit on the third (3rd) Business Day prior to the stated expiration 12 225171.04-Los Angeles S2A date thereof, unless on or before such date, Purchaser delivers to Title Insurer either (a) an extension of the Letter of Credit to a date not earlier than the Closing Date or (b) an amount of cash equal to the entire stated amount of the Letter of Credit. 3.1.5.4 In the event the Deposit shall be forfeited by Purchaser to Seller pursuant to the terms of this Purchase Contract, Purchaser shall pay to Seller the amount of interest that would have otherwise accrued on the Deposit had cash in the amount of the Letter of Credit been deposited into an account paying interest on such amount at a rate equal to the then current interest rate payable on United States Treasury Bills with the shortest maturities then available. Purchaser shall pay such interest amounts with proceeds derived from funds outside of escrow. 3.1.5.5 Purchaser acknowledges and agrees that any obligation of Purchaser under this Purchase Contract which is secured by the Letter of Credit is a recourse obligation to the extent that proceeds from the Letter of Credit are not available to satisfy such obligation.
3.1.5.6 At any time on or before the third (3rd) Business Day prior to the Closing Date, Purchaser may deliver to Title Insurer cash, by wire transfer or certified check, equal to the entire stated amount of the Letter of Credit, to be held by Title Insurer in accordance with the terms hereof, and, upon Title Insurer's receipt of such cash, Title Insurer shall return the Letter of Credit to Purchaser. 3.1.5.7 In the event that the Deposit is to be returned to Purchaser under the terms of this Purchase Contract or the Letter of Credit is replaced by cash in an amount equal to the entire stated amount of the Letter of Credit in accordance with Section 3.1.5.6 hereof, then Title Insurer shall return the Letter of Credit to Purchaser. ARTICLE 4 FINANCING 4.1 Purchaser's Responsibility To Obtain Funds For Closing. Purchaser assumes full responsibility to obtain the funds required for settlement at Closing. Such funds (including the right to assume the HUD Loan Documents, if any, under
Section 4.2.1 hereof) shall be secured by Purchaser on or before June 15, 2001 (the "Financing Contingency Period"). 13 225171.04-Los Angeles S2A 4.2 HUD Loan Documents. 4.2.1 Purchase Subject To HUD Loan Documents. In the event Purchaser intends to assume the HUD Loan Documents and the Assumed Indebtedness, Seller and Purchaser shall cooperate in preparation and submission of a Transfer of Physical Assets Application (the "TPA Application") to HUD requesting HUD's Preliminary Approval in accordance with the terms of this Purchase Contract, and each shall cooperate fully in providing information reasonably requested by HUD in connection with its consideration thereof. The TPA Application shall be completed and submitted to HUD on or before the last day of the Feasibility Period. The cost of the TPA Application (including, without limitation, the TPA Application fees and the cost of receiving HUD's approval thereof) and any physical inspection report required thereby shall be borne by Purchaser. 4.2.2 Purchase Free of HUD Loan Documents. In the event Purchaser does not intend to assume the HUD Loan Documents and the Assumed Indebtedness, not later than ten
(10) days after the last day of the Feasibility Period, Seller shall give Notice to HUD of its intent to prepay the Note as required by and in accordance with
Section 219(b)(3) of the Departments of Veteran Affairs and Housing and Urban Development, and Independent Agencies Appropriations Act, 1999, if applicable. It is specifically agreed that Seller shall not be obligated to prepay the Note until the Closing Date and then only from the proceeds of the Purchase Price. If the aforesaid Section 219(b)(3) is applicable, Purchaser agrees that it will not increase the rent charges for any dwelling unit on the Property during the sixty
(60) day period beginning upon such prepayment of the Note. 4.3 Costs and Expenses. All costs and expenses incurred in connection with any financing of the acquisition of the Property by Purchaser pursuant to this Purchase Contract shall be solely the responsibility of Purchaser. 4.4 Purchaser's Termination Right. In the event that Purchaser is unable to secure the funds required for settlement at Closing on or before the last day of the Financing Contingency Period, Purchaser shall have the right to terminate this Purchase Contract by delivering written Notice to Seller and Title Insurer on or before 5:00 p.m. Eastern time on the last day of the Financing Contingency Period (in which case
(a) this Purchase Contract shall terminate and be of no further force and effect, except for the Surviving Obligations and (b) Title Insurer shall promptly return the Deposit to Purchaser). If Purchaser fails to provide Seller with written Notice of cancellation prior to the last day of the Financing Contingency Period in 14 225171.04-Los Angeles S2A strict accordance with the notice provisions of this Purchase Contract, the Deposit will become non-refundable, this Purchase Contract shall remain in full force and effect, and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in
ARTICLE 9 hereof. ARTICLE 5 FEASIBILITY PERIOD 5.1 Due Diligence. Subject to the terms of Section 5.3 hereof, for forty-five (45) days following the Effective Date and as may be extended pursuant to Section 5.6 hereof (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the Property to do the following: 5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, environmental site assessments, risk assessments or inspections for the presence of lead based paint and lead based paint hazards, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys). 5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property. 5.1.3 To ascertain and confirm the suitability of the Property for Purchaser's intended use of the Property. 5.1.4 To review all "Materials" (as hereinafter defined) other than Seller's proprietary information. 5.2 Purchaser's Termination Right. Should the results of any of the matters referred to in Section 5.1 hereof appear unsatisfactory to Purchaser for any reason, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Seller and Title Insurer on or before 5:00 p.m. Eastern time on the date of expiration of the Feasibility Period, which Notice shall specify in detail the reasons for such termination. If Purchaser exercises such right to terminate, then (a) this Purchase Contract shall terminate and be of no further force and effect, except for the Surviving Obligations and (b) Title Insurer shall promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller 15 225171.04-Los Angeles S2A with written Notice of cancellation prior to the last day of the Feasibility Period in strict accordance with the notice provisions of this Purchase Contract, the Deposit will become non-refundable except as otherwise expressly contemplated hereby, this Purchase Contract shall remain in full force and effect, and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5 and in ARTICLES 4 and 9 hereof. 5.3 Purchaser's Indemnification of Seller. Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. In the event any such claim, damage, cost or liability arises, Seller shall give Purchaser prompt notice of such matters; provided, however, that Seller's failure to deliver any such notice shall not affect Seller's right to indemnification under this Purchase Contract. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that, in Seller's reasonable judgment, could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. Purchaser shall exercise commercially reasonable efforts to minimize disruption to the Tenants in connection with Purchaser's or its Consultants' activities pursuant to this
ARTICLE 5. No consent by Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain commercial general liability insurance with broad form contractual and personal injury liability endorsements with respect to Purchaser's activities on the Property pursuant to this ARTICLE 5, in amounts (including deductible amount of no more than Ten Thousand Dollars ($10,000.00) per occurrence and in the aggregate) and with such insurance carriers as shall be approved by Seller and naming Seller and its affiliates as additional named insureds, with endorsements acceptable to Seller, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser (which insurance must be reasonably approved by Seller). Such liability insurance shall be on an occurrence basis and shall provide combined single limit coverage of not less than Three Million Dollars ($3,000,000.00) (per occurrence and in the aggregate) for bodily injury, death and property damage, by water or otherwise. The provisions of this Section 5.3 shall survive the Closing or termination of this Purchase Contract. 16 225171.04-Los Angeles S2A 5.4 No Liens Created By Purchaser. Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give Notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers. 5.5 Delivery of Materials. Seller shall deliver to Purchaser within ten (10) days from the Effective Date copies of all income and expense statements, year end financial and monthly and annual operating statements for the past three (3) calendar years (to the extent Seller has possession or control of same), copies of the Leases (in effect as of the Effective Date), management, leasing, repair and service contracts, engineering studies, all guaranties and warranties covering any of the Fixtures and Tangible Personal Property or Improvements, Tenant files and correspondence and aged receivable reports, surveys, plats, site plans, building plans, specifications and architectural drawings, all certificates of occupancy, permits and licenses, all bills for real estate, personal property and any other taxes affecting the Property for the past tax year, notices of any special assessments against the Property, notices of any material zoning, building, fire, safety, environmental or other violations not heretofore cured, the Note, the Mortgage, the Regulatory Agreement, HAP Contracts and other materials (the "Materials") in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fixed 17 225171.04-Los Angeles S2A therefor or if the Purchase Contract is terminated for any reason, Purchaser shall, within five (5) days, return all such Materials to Seller. 5.6 Extension of Feasibility Period. The Feasibility Period shall automatically be extended for an additional ten (10) Business Days in the event that (a) Seller has solicited consents and approvals from its partners, as required by the partnership agreement, as amended, governing Seller, and (b) on or before the last day of the Feasibility Period, Seller cannot determine whether it has the requisite number of consents required for the consummation of the transactions contemplated hereby. Seller shall deliver to Purchaser Notice of such extension not later than the last day of the Feasibility Period. ARTICLE 6 TITLE AND SURVEY 6.1 Title Documents and Costs. On or before the fortieth (40th) day after the Effective Date, Purchaser shall, at its sole cost and expense, cause Title Insurer to issue and deliver to Purchaser and Seller (a) a current preliminary title report for a standard coverage owner's policy of title insurance for the Land, the Improvements and the fixtures located thereon (the "Title Commitment") and (b) copies of all documents referenced as exceptions therein (collectively, the "Underlying Documents"). On or before the fortieth (40th) day after the Effective Date, Purchaser may, at its sole cost and expense, obtain a current as-built survey of the Land certified to Purchaser, Seller and Title Insurer (the "Survey"). On or before the Closing or the earlier termination of this Purchase Contract, Purchaser agrees to make payment in full of the costs of obtaining the Title Commitment and the Survey. The Title Commitment, the Underlying Documents and the Survey shall be collectively referred to herein as the "Title Documents."
6.2 Purchaser's Review of Title. Purchaser shall have until the tenth (10th) Business Day after its receipt of the Title Documents to notify Seller in writing of any objection which Purchaser may have to any matters reported or shown in the Title Documents or any updates thereof ("Purchaser's Objection Letter") (provided, however, that if any such updates are received by Purchaser (including, without limitation, any updates regarding the Seller's Approvals), then Purchaser shall have an additional five (5) Business Days following Purchaser's receipt of such update and copies of all documents referenced therein to notify Seller of objections to items shown on any such update which were not disclosed on the previously delivered Title Documents). In addition to the Leases, matters reported 18 225171.04-Los Angeles S2A in or shown by the Title Documents (or any updates thereof) and not timely objected to by Purchaser as provided above shall be deemed to be "Permitted Exceptions." Notwithstanding anything to the contrary contained herein, in the event that Purchaser fails to obtain the Survey on or before the fortieth (40th) day after the Effective Date, any and all exceptions identified on the Title Commitment or any update thereof relating to the Survey shall be deemed to be Permitted Exceptions. Seller shall have no obligation to cure or correct any matter objected to by Purchaser. However, on or before the fifth (5th) Business Day following Seller's receipt of Purchaser's Objection Letter, Seller may elect, by delivering written Notice of such election to Purchaser and Title Insurer ("Seller's Response") whether to cause Title Insurer to remove or insure over any matters objected to in Purchaser's Objection Letter. If Seller fails to deliver Seller's Response within the time frame set forth above, it shall be deemed to be an election by Seller not to cause Title Insurer to so remove or insure over such objections. If Seller elects not to cause Title Insurer to so remove or insure, then Purchaser must elect, by delivering written Notice of such election to Seller and Title Insurer on or before the earlier to occur of (a) the fifth (5th) Business Day following Purchaser's receipt of Seller's Response or (b) if no Seller's Response is received by Purchaser, the fifth (5th) Business Day following the date on which Seller shall have been deemed to have responded, as provided above, to: (i) terminate this Purchase Contract (in which case Title Insurer shall return the Deposit to Purchaser, the parties shall equally share the cancellation charges of Title Insurer, if any, and neither party shall thereafter have any rights or obligations to the other hereunder, other than the Surviving Obligations); or (ii) proceed to a timely Closing whereupon such objected to exceptions or matters shall be deemed to be Permitted Exceptions. In the event that Purchaser fails to make such election on a timely basis, then Purchaser shall be deemed to have elected to proceed to a timely Closing in accordance with the preceding clause (ii). 6.3 Condition of Title at Closing. Upon the Closing, Seller shall sell, transfer and convey to Purchaser fee simple title to the Land and the Improvements by a duly executed and acknowledged Deed, subject only to the Permitted Exceptions. 19 225171.04-Los Angeles S2A ARTICLE 7 CLOSING 7.1 Dates, Places of Closing, Prorations, Delinquent Rent and Closing Costs. 7.1.1 Closing Date. The Closing shall occur on the date that is the earlier of (a) the closing date issued by the Community Development Administration of the State of Maryland in connection with any bond financing to be obtained by Purchaser with respect to the transactions contemplated in this Purchase Contract, and (b) November 1, 2001 (or on such other date as the parties hereto may agree). The Closing shall occur through an escrow with Title Insurer, whereby Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. 7.1.2 INTENTIONALLY DELETED. 7.1.3 Prorations. All normal and customarily proratable items, including, without limitation, "Rents" (as hereinafter defined), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period through and including the Closing Date (and credited for any amounts paid by Seller attributable to the period after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period after the Closing Date. All deposits (and any interest accrued thereon, if any) required under Tenant leases not applied prior to the Closing Date, if any, shall be transferred by Seller to Purchaser at the Closing. Purchaser shall assume at Closing the obligation to pay any accrued but unpaid tenant improvement allowances and leasing commissions under Leases executed prior to the Effective Date, together with any payments due parties under the Property Contracts assumed by Purchaser, provided all of the foregoing have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the 20 225171.04-Los Angeles S2A preceding year. The proration shall be adjusted as provided in Section 7.1.4 hereof. Seller shall pay any certified, confirmed and ratified special assessment liens that exist on the Property as of the Closing Date. Any special assessment liens on the Property that are pending as of the Closing Date shall be assumed and paid by Purchaser. If the improvement giving rise to the special assessment lien has been substantially completed as of the Closing Date, then any pending lien or special assessment on the Property shall, for purposes of the application of this paragraph, be considered certified, confirmed and ratified. For purposes of this Section 7.1.3 and Sections 7.1.4 and 7.1.5 hereof, the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, percentage rents and common area maintenance charges. The provisions of this Section 7.1.3 shall apply during the "Proration Period" (as hereinafter defined). 7.1.4 Post-Closing Adjustments. If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date. 7.1.5 Delinquent Rent. If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date; and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Purchaser after the 21 225171.04-Los Angeles S2A Closing are due and payable to Seller by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to Seller. Any monies received by Seller after Closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the General Assignment as described in Section 7.2.1.3 hereof shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of Tenant checks used in payment of such rent),  the  execution  of any and all  consents  or  other  documents,  and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.5 shall apply during the Proration Period. 7.1.6 Closing Costs. Purchaser shall pay the cost of all transfer, sales, use, and excise taxes and recording costs, to the extent applicable, with respect to the Closing. Seller and Purchaser shall share equally in the costs of the escrow fees of Title Insurer, but not any other of Title Insurer's fees and charges. All closing costs and fees other than those expressly allocated in this Purchase Contract shall be paid by Purchaser and/or Seller in accordance with the custom of the city and state in which the Land is located. The provisions of this Section 7.1.6 shall survive the Closing. 7.1.7 Escrows. 7.1.7.1 In the event Purchaser assumes the Assumed Indebtedness and the HUD Loan Documents, the escrows held by Mortgagee 22 225171.04-Los Angeles S2A (including, without limitation, escrows for real property taxes and insurance premiums, but excluding the residual receipts, capital replacement and repair reserves) are to be transferred to Purchaser at Closing, and Seller shall be reimbursed by Purchaser in full for the amount of such escrows which are transferred to Purchaser on the Closing Date, in cash, by wire transfer or certified check. 7.1.7.2 The funds contained in any residual receipts reserve (as defined by HUD or any other applicable state or local agency) shall be transferred to Seller at Closing unless HUD shall require such funds to be transferred to Purchaser, in which event the residual receipts reserve will be transferred to Purchaser at Closing, in either case without adjustment of the Purchase Price. 7.1.7.3 The funds contained in any capital replacement or repair reserve (as defined by HUD or any other applicable state or local agency) shall be transferred to Purchaser at Closing, without adjustment of the Purchase Price; provided, however, that in the event that HUD Preliminary Approval is conditioned on HUD or any other applicable state or local agency otherwise requires or requests that any capital improvements or repairs be performed at the Property (or any portion thereof) prior to the transfer of the Property to Purchaser, Seller shall have the right, but not the obligation, to use (without adjustment to the Purchase Price) the funds in such capital replacement and/or repair reserves, as necessary, for such capital improvement or repair. To the extent that any funds remain in the capital replacement and/or repair reserves after the capital improvements or repairs are made at the Property as required by HUD or any other applicable state or local agency, such funds shall be transferred to Purchaser at Closing, without adjustment to the Purchase Price.
7.2 Items To Be Delivered Prior To or At Closing. 7.2.1 Deliveries By Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable: 7.2.1.1 Deed. The Deed to Purchaser. The acceptance of the Deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing. 23 225171.04-Los Angeles S2A 7.2.1.2 Bill of Sale and Assignment of Leases. A Bill of Sale without recourse or warranty in the form attached as Exhibit G covering all Property Contracts, Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder. 7.2.1.3 General Assignment. A General Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit H of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder. 7.2.1.4 Closing Statement. A closing statement executed by Seller. 7.2.1.5 Seller/Vendor Affidavit. A seller/vendor's affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy to be issued pursuant to the Title Commitment (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing). 7.2.1.6 Non-Foreign Affidavit. A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended. 7.2.1.7 Delivery. Except for the items expressly listed herein to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives. 7.2.1.8 Leases, Property Contracts, Etc. To the extent in Seller's possession or control, original copies of the Leases and Property Contracts, lease files, keys to the property, Seller's books and records (other than proprietary information) regarding the Property, and original copies of 24 225171.04-Los Angeles S2A the tenant estoppels, letters executed by Seller and, upon the request of Purchaser, its management agent, addressed to all Tenants notifying the Tenants of the sale and transfer of the Property to Purchaser. 7.2.1.9 Due Formation and Authority. Proof that Seller is duly and validly organized and presently existing in good standing under the laws of the State of its respective formation and that the individuals executing the documents on behalf of Seller are duly authorized. 7.2.1.10 Termination of Property Contracts. Written termination of each Property Contract that will not be assigned to, and assumed by, Purchaser. 7.2.1.11 Termination of Management Contract. Proof that the Management Contract has been terminated and is of no further force or effect. 7.2.1.12 Release and Assumption Agreement. In the event the HUD Loan Documents are to be assumed by Purchaser, a Release and Assumption Agreement and ancillary documents ("Release and Assumption Agreement") relating to the HUD Loan Documents prepared by Seller in a form approved by HUD, which Purchaser shall countersign so as to effect an assumption by Purchaser of Seller's obligations thereunder. 7.2.1.13 Other. Such other documents as are reasonably necessary to consummate the transactions herein contemplated in accordance with the terms of this Purchase Contract. 7.2.2 Deliveries By Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing: 7.2.2.1 Purchase Price. The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Insurer, on such Closing instruments in recordable form sufficient to satisfy such 25 225171.04-Los Angeles S2A liens and encumbrances of record (or, as to any mortgages, deeds to secure debt or deeds of trust, appropriate payoff letters, acceptable to Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the balance of the portion of Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements. 7.2.2.2 Closing Statement. A closing statement executed by Purchaser. 7.2.2.3 Bill of Sale and Assignment of Leases. A countersigned counterpart of the Bill of Sale in the form attached as Exhibit G. 7.2.2.4 General Assignment. A countersigned counterpart of the General Assignment in the form attached as Exhibit H. 7.2.2.5 Release and Assumption Agreement. A countersigned counterpart of the Release and Assumption Agreement. 7.2.2.6 Other. Such other documents as are reasonably necessary to consummate the transactions herein contemplated in accordance with the terms of this Purchase Contract. 7.2.2.7 Mortgagee Statement. In the event the HUD Loan Documents are to be assumed by Purchaser, a statement from Mortgagee as to the amount of the Assumed Indebtedness. ARTICLE 8 REPRESENTATIONS, WARRANTIES AND COVENANTS 8.1 Representations and Warranties of Seller. 8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:
26 225171.04-Los Angeles S2A 8.1.1.1 Due Organization. Seller is lawfully and duly organized and in good standing under the laws of the State of its respective formation. Subject to consents and approvals required from Seller's partners and HUD (as described in ARTICLE 9 hereof), on or before the last day of the Financing Contingency Period, Seller (a) shall have the power and authority (i) to sell and convey the Property and (ii) to execute the documents to be executed by Seller and (b) will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract or agreement to which Seller is a party or by which Seller is otherwise bound. 8.1.1.2 Title. Seller holds title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.2 hereof and Seller shall have no other liability as a result thereof, either before or after Closing). 8.1.1.3 Tenants. There are no adverse or other parties in possession of the Property, except for occupants, guests and Tenants under the Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.2 hereof). 8.1.1.4 Authority. Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder subject to consents and approvals required from Seller's partners and HUD (as described in ARTICLE 9 hereof). 8.1.1.5 INTENTIONALLY DELETED. 8.1.1.6 Litigation. To Seller's
knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable, except as set forth in Exhibit I attached hereto. 27 225171.04-Los Angeles S2A 8.1.1.7 Mechanic's Liens. Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable, except for repairs, materials or services furnished in the ordinary course of business (for which Seller shall make the necessary arrangements with Title Insurer such that these matters shall not be title exceptions in the Title Commitment as of Closing). 8.1.1.8 Rent Roll. To the best of Seller's knowledge, the rent roll to be delivered or previously delivered, as the case may be, to Purchaser is true, complete and correct in all material respects and contains all of the Leases and tenancies of the Improvements as of the Effective Date, which leases have not been modified or amended except as indicated on the rent roll (such rent roll to be updated as of Closing so as to be true, complete and correct in all material respects).
8.1.1.9 Leases. To the best of Seller's knowledge, the Leases to be delivered or previously delivered, as the case may be, to Purchaser are true, correct and complete copies of all Leases (including all modifications thereof) and all other documents or instruments which create possessory rights in all or any portion of the Improvements. 8.1.1.10 Violations. To the best of Seller's knowledge, Seller has not received any notice of any violation, or alleged violation, of any laws, regulations or any other requirements of any governmental agency or authority having jurisdiction over the Property, to include, without limitation, notice of the violation, or alleged violation, of any environmental protection laws or regulations. 8.1.1.11 Commissions on Leases. To the best of Seller's knowledge, all commissions due on Leases or renewals of Leases have been paid in full as of the Effective Date and all tenant buildout and other obligations due Tenants under the Leases have been paid in full or otherwise satisfied. 8.1.1.12 Default Under HUD Loan Documents. In the event Purchaser assumes the HUD Loan Documents, Seller is not in default under the HUD Loan Documents nor has any event or condition occurred 28 225171.04-Los Angeles S2A which, with the passage of time or the giving of notice, constitutes a default thereunder, in each case which default could reasonably be expected to have a Material Adverse Effect. 8.1.2 AS-IS. Except for the representations and warranties expressly set forth in Section 8.1.1 hereof, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the 29 225171.04-Los Angeles S2A
Property, or any part thereof, or the continued occupancy by Tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or Tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or Tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the Deed with or without such Tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters. 8.1.3 Waiver of Breach. In the event that Seller breaches any representation contained in Section 8.1.1 hereof and Purchaser had knowledge of such breach, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith. 8.1.4 Seller's Knowledge. Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term "Seller's knowledge" shall mean and refer to only actual knowledge of the "Designated Representative" (as hereinafter defined) of Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of Seller, or any affiliate of Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term "Designated Representative" shall refer to Debbie Hindman, the on-site manager at the Property. 8.2 Representations and Warranties of Purchaser. 8.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing
Date: 8.2.2 Purchaser and Its Business. With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that: 30 225171.04-Los Angeles S2A 8.2.2.1 Due Organization. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of Maryland. Purchaser is sophisticated and experienced in the acquisition, ownership, and operation of multi-family housing projects similar to the
Property, and has full knowledge of all applicable federal, state and local laws, rules, regulations, and ordinances in connection therewith. 8.2.2.2 Authority. Purchaser, acting through any of its or their duly empowered and authorized officers, joint venturers, partners, managers, or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers, joint venturers, partners, managers, or members are required to so empower or authorize Purchaser. 8.2.2.3 Litigation. No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller. 8.2.2.4 Due Execution. Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers, joint venturers, partners, managers, and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective articles of incorporation or organization, operating agreements, partnership agreements or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority. 8.2.2.5 Joinder. The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed 31 225171.04-Los Angeles S2A by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract. 8.2.3 Brokers. Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property. 8.2.4 Participation In Federal/State Programs. In the event Purchaser intends to assume the HUD Loan Documents or a HAP Contract, neither Purchaser nor any affiliate of Purchaser has been debarred, suspended, or voluntarily excluded from participation in any Federal program or any program of a State government or agency, or has been the subject of a limited denial of participation issued pursuant to 24 CFR Part 24, Subpart G, or been denied approval for participation in a HUD or HUD project pursuant to 24 CFR Part 200, subpart H, at any time during the ten (10) years preceding the date of this Purchase Contract. 8.2.5 Approvals. In the event Purchaser intends to assume the HUD Loan Documents or a HAP Contract, no approval of Purchaser or any affiliate of Purchaser (as such term is defined in 24 CFR ss. 200.215) for participation in a HUD project pursuant to 24 CFR Part 200, Subpart H has been delayed for more than thirty (30) days after submission of HUD previous participation clearance, nor have any of them been denied preliminary approval (or not received preliminary approval within ninety (90) days of application therefor) as transferee under a TPA Application requiring full or modified review, in each case within the twelve (12) calendar months preceding the date of this Purchase Contract. 8.2.6 Assumption. Purchaser does not intend to assume the HUD Loan Documents on the Closing Date. ARTICLE 9 CONDITIONS PRECEDENT TO CLOSING 9.1 Purchaser's Conditions To Closing. Purchaser's obligation to close under this Purchase Contract shall be subject to and conditioned upon the fulfillment in all material respects of each and all of the following conditions precedent:
9.1.1 Deliveries. All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall 32 225171.04-Los Angeles S2A have been delivered and shall be in form and substance reasonably satisfactory to Purchaser. 9.1.2 Seller's Representations and
Warranties. Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date. 9.1.3 Seller's Due Performance. Seller shall have complied with, fulfilled and performed, in each case in all material respects, each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder.
9.1.4 Title. Title to the Property is in the condition required by this Purchase Contract. 9.1.5 HUD Preliminary Approval. If the HUD Loan Documents are to be assumed by Purchaser at Closing, HUD shall have issued HUD Preliminary Approval and shall have consented to the assignment of any applicable HAP Contract to Purchaser, all on terms and conditions reasonably acceptable to Purchaser. 9.1.6 Consent of Federal or State Authorities. Consent or approvals of any federal or state authorities (other than HUD or local agencies involved in the issuance of tax-exempt bonds) having jurisdiction over the Property, to the extent required. Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above. 9.2 Seller's Conditions To Closing. Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of the Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent: 9.2.1 Purchaser's Representations and Warranties. Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in 33 225171.04-Los Angeles S2A all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time. 9.2.2 Purchaser's Due Performance. Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price. 9.2.3 Litigation. There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of Purchaser. 9.2.4 Seller's Approvals. Subject to the provisions of Section 2.2 hereof, Seller shall have received the Seller's Approvals. 9.2.5 HUD Preliminary Approval. In the event the HUD Loan Documents are to be assumed by Purchaser at Closing, HUD shall have issued HUD Preliminary Approval, the release of Seller from the HUD Loan Documents and the assignment of any applicable HAP Contract to Purchaser, all on terms and conditions reasonably acceptable to Seller. 9.2.6 Consent of Federal or State Authorities. Consent or approvals of any federal or state authorities (other than HUD or local agencies involved in the issuance of tax-exempt bonds) having jurisdiction over the Property, to the extent required. 9.3 HUD Preliminary Approval and Consent. In the event Purchaser intends to assume the HUD Loan Documents, then notwithstanding any provision of this Purchase Contract to the contrary, this Purchase Contract and the obligations of Seller and Purchaser hereunder are expressly conditioned upon HUD Preliminary Approval, and HUD consent to the assignment of any HAP Contract to Purchaser, on terms and conditions reasonably acceptable to each of Seller and Purchaser. 9.3.1 Transfer and Possession. Notwithstanding any provision of this Purchase Contract to the contrary, prior to such approval (a) no transfer of any interest in the Property under this Purchase Contract shall be effective, (b) Pur- 34 225171.04-Los Angeles S2A chaser will not take possession of the Property nor assume benefits of ownership, and (c) Purchaser shall have no right upon any breach by Seller hereunder to pursue remedies (except for return of the Deposit in accordance with this Section 9.3), directly or indirectly, against Seller or the Property including from any assets, rents, issues or profits thereof, or to effect a lien upon the Property or the assets, rents, issues or profits thereof. 9.3.2 Timing; Extensions. Notwithstanding any provision of this Purchase Contract to the contrary, either party hereto shall have the right to terminate this Purchase Contract and its obligations hereunder if: (a) HUD fails to grant HUD Preliminary Approval not later than sixty (60) days after submission thereof; or
(b) any conditions to the granting of such HUD Preliminary Approval imposed upon either party are inconsistent with the terms and conditions hereof, and are, in the reasonable discretion of such party, unacceptable. 9.3.3 Failure of Conditions To Closing. Notwithstanding any provision of this Purchase Contract to the contrary, from and after the last day of the Feasibility Period, Purchaser shall not be entitled to a return of the Deposit in the event that a condition set forth in Section 9.1.5 (HUD Preliminary Approval), 9.1.6 (Consent of Federal or State Authorities), 9.2.5 (HUD Preliminary Approval), or 9.2.6 (Consent of Federal or State Authorities) is not satisfied; provided, however, that if HUD is willing to grant HUD Preliminary Approval and such approval is conditioned on Seller or Purchaser making immediate capital improvements or repairs to the Property, then either Seller (subject to the terms of Section
7.1.7.3 hereof) or Purchaser may elect to make such improvements and/or repairs before the Closing Date. If neither Seller nor Purchaser elect to make such improvements and/or repairs, then Seller or Purchaser may, in its sole and absolute discretion, terminate this Purchase Contract and its obligations hereunder. In the event that Seller or Purchaser exercises its right to terminate this Purchase Contract pursuant to the terms of the immediately preceding sentence, then (x) this Purchase Contract shall terminate and be of no further force and effect, except for the Surviving Obligations, (y) Title Insurer shall promptly return the Deposit to Purchaser, and (z) Seller shall reimburse Purchaser for its reasonable out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees, charges and disbursements) actually incurred in connection with the negotiation of this Purchase Contract and Purchaser's related due diligence efforts in an amount up to and limited to Fifteen Thousand Dollars ($15,000.00). In the event that HUD disapproves the TPA Application, this Purchase Contract shall terminate except for the Surviving Obligations. 35 225171.04-Los Angeles S2A ARTICLE 10 BROKERAGE
10.1 Broker. Seller represents and warrants to Purchaser that it has dealt only with Insignia/ESG and Marcus and Millichap (collectively, "Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts of omissions of the indemnifying party. The provisions of this Section 10.1 shall survive the Closing or termination of this Purchase Contract. 10.2 Commissions. Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract. 10.3 Responsibilities. Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by Seller or Purchaser. ARTICLE 11 POSSESSION 11.1 Possession. Possession of the Property subject to the Permitted Exceptions and the Leases shall be delivered to Purchaser at the Closing. ARTICLE 12 DEFAULTS AND REMEDIES 12.1 Liquidated Damages. In the event Purchaser terminates this Purchase Contract following the Financing Contingency Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or material defaults hereunder on or prior to the Closing Date that are not cured by the Closing Date and consummation of the Closing does not occur by reason of such termination or material default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for Purchaser's obligations to Seller under Section 5.3 hereof, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this 36 225171.04-Los Angeles S2A Purchase Contract or materially defaults hereunder on or prior to the Closing Date is and shall be, and Seller's sole remedy (whether at law or in equity) shall be, the right to receive from Title Insurer and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Purchaser's Surviving Obligations, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for Purchaser's obligations to Seller under Purchaser's Surviving Obligations, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser. Notwithstanding the foregoing, upon the occurrence of an event of default other than the failure of Purchaser to close in a timely basis in accordance with this Purchase Contract, Seller will provide Purchaser with Notice specifying the default and Purchaser shall have five (5) Business Days from its receipt of such Notice to cure such default. --------- ---------- INITIALS FOR SELLER INITIALS FOR PURCHASER 12.2 Default By Seller. Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in material default hereunder, if the Closing does not occur as a result of Seller's material default hereunder, Purchaser's sole remedy shall be either: (a) to elect to terminate this Purchase Contract and receive reimbursement of the Deposit; or (b) to seek specific performance of this Purchase Contract. ARTICLE 13 RISK OF LOSS OR CASUALTY 13.1 Risk of Loss or Casualty. The risk of loss of damage to the Property by reason of any insured or uninsured casualty during the period through and including the Closing Date shall be borne by Seller. Seller covenants and agrees to maintain all of its existing insurance coverage upon the Property in full force and effect until the Closing Date, without material modification thereto. In the event of any "material damage" (as hereinafter defined) to or destruction of the Property or any portion thereof, Purchaser may, at its option, by Notice given to Seller within ten (10) days after Purchaser is notified of such material damage or destruction: (i) unilaterally terminate this Purchase Contract except the Surviving Obligations shall 37 225171.04-Los Angeles S2A survive and the Deposit shall be immediately returned to Purchaser; or (ii) proceed under this Purchase Contract with no reduction in the Purchase Price, receive any insurance proceeds due Seller as a result of such damage or destruction (including any rent loss insurance applicable to the period from and after the Closing Date), together with the amount of any deductible with respect to such insurance proceeds, and assume responsibility for repair of the Property. If the Property is not materially damaged, then Purchaser shall not have the right to terminate this Purchase Contract, but all insurance proceeds (including any rent loss insurance applicable to the period from and after the Closing Date), together with the amount of any deductible with respect to such insurance proceeds, shall be paid or assigned to Purchaser and Purchaser shall assume responsibility for such repair. For purposes of this paragraph, "material damage" means damages reasonably exceeding the greater of (a) Two Hundred Thousand Dollars ($200,000.00) or (b) ten percent (10%) of the Purchase Price to repair, as determined by an independent insurance claims adjuster doing business in the county in which the Land is located, which claims adjuster shall be reasonably satisfactory to Seller and Purchaser. ARTICLE 14 LEAD-BASED PAINT DISCLOSURE
14.1 Lead-Based Paint Disclosure. Seller and Purchaser hereby acknowledge completion of the Lead Based Paint Disclosure form attached as Exhibit J and delivery of such executed form to Purchaser prior to the Effective Date. ARTICLE 15 EMINENT DOMAIN 15.1 Eminent Domain. In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract (except the Surviving Obligations shall survive) by giving written Notice within fifteen (15) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes that may be necessary for the development of the Property. 38 225171.04-Los Angeles S2A ARTICLE 16 MISCELLANEOUS 16.1 Exhibits and Riders. All Exhibits and Riders annexed hereto are a part of this Purchase Contract for all purposes. In the event any Riders are annexed hereto and there are any conflicts between the terms of this Purchase Contract and the Riders, the terms of the Riders shall supercede and control. The following Rider is annexed hereto and incorporated herein as part of this Purchase Contract: Rider 1 (State Specific Rider). 16.2 Assignability. Subject to Section 16.18 hereof, this Purchase Contract is not assignable by any party hereto without first obtaining the prior written approval of the non-assigning party; provided, however, that Purchaser shall have the right, power and authority to assign this Purchase Contract, in whole but not in part, without Seller's consent, to any affiliate of Purchaser or to any tax credit limited partnership of which the general partner is an affiliate of Purchaser. Upon any assignment of this Purchase Contract, Purchaser shall not be relieved of any obligation or liability hereunder. 16.3 Binding Effect. This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective heirs, personal representatives, successors and permitted assigns. 16.4 Captions. The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof. 16.5 Number and Gender of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate. 16.6 Notices. All notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or any other nationally recognized overnight carrier for next Business Day delivery, on the first Business Day following deposit of such Notice with such carrier, (ii) if personally delivered, on the actual date of delivery, (iii) if sent by telecopy (and followed with the delivery of a hard copy), on the date 39 225171.04-Los Angeles S2A received by telecopy, or (iv) if sent by certified mail, return receipt requested postage prepaid, on the fifth (5th) Business Day following the date of mailing addressed as follows: If To Seller: c/o Apartment Investment and Management Company 18350 Mt. Langley Avenue, Suite 220 Fountain Valley, California 92708 Attention: Mr. Peter K. Kompaniez Telephone: (714) 593-1733 Telecopy: (714) 593-1703 And To: c/o Apartment Investment and Management Company 2000 South Colorado Boulevard, Tower Two, Suite 2-1000 Denver, Colorado 80222 Attention: Mr. Harry Alcock Telephone: (303) 759-8600
Telecopy: (303) 691-5662 With A Copy To: Skadden, Arps, Slate, Meagher & Flom LLP 300 South Grand Avenue, 34th Floor Los Angeles, California 90071 Attention:
Meryl K. Chae, Esq.  Telephone:  (213) 687-5000  Telecopy:  (213) 687-5600 If To
Purchaser: CPDC, Inc. 5513 Connecticut Avenue, N.W., Suite 250 Washington, DC 20015 Attention: Mr. Kimmel Cameron Telephone: (202) 885-9561 Telecopy: (202) 895-8805 With A Copy To: Krooth and Altman 1850 M Street, Suite 400 Washington, DC 20036 Attention: Patrick Clancy, Esq. Telephone: (202) 293-8239 Telecopy:
(202) 872-0145 40 225171.04-Los Angeles S2A Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice. 16.7 Governing Law And Venue. The laws of the State in which the Land is situated shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of law provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court for the district in which the Land is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court. 16.8 Entirety And Amendments; Survival. This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior purchase contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought. All terms and provisions of this Purchase Contract shall be merged into the Closing documents and shall not survive Closing, unless expressly set forth to the contrary in this Purchase Contract.
16.9 Severability. If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable. 16.10 Multiple Counterparts. This Purchase Contract may be executed in a number of identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts. 41 225171.04-Los Angeles S2A 16.11 Further Acts. In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to, and to use their respective best efforts to consummate the transactions contemplated hereby. 16.12 Construction. No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument. 16.13 Confidentiality. Purchaser shall not disclose the terms and conditions contained in this Purchase Contract and shall keep the same confidential; provided, however, that notwithstanding the foregoing, Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to undertake its due diligence hereunder and to consummate the transactions contemplated by this Purchase Contract or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Neither party hereto shall make any public statements or announcements, or issue any press releases, relating to the transactions contemplated hereby without the prior approval of the other party hereto (unless such statement, announcement, or press release is required by any applicable securities law or any rule or regulation of the New York Stock Exchange, in which case such prior approval is not required). Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives and HUD, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion. 16.14 Time of The Essence. It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract. 16.15 Cumulative Remedies And Waiver. No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative 42 225171.04-Los Angeles S2A and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.
16.16 Litigation Expenses. In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation. 16.17 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.
16.18 Exchange. At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange. 16.19 No Personal Liability of Officers, Trustees or Directors of Seller's General Partners. Purchaser acknowledges that this Purchase Contract is entered into by Seller which is a limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the general partners of Seller shall have any personal liability under this Purchase Contract or any document executed in connection with the transactions contemplated by this Purchase Contract. 43 225171.04-Los Angeles S2A 16.20 No Exclusive Negotiations. Seller shall have the right, at all times, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any thirdparty; provided, however, that such communications are subject to the terms of this Purchase Contract, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property. 16.21 Headings. The Section headings of this Purchase Contract are for convenience of reference only and shall not be deemed to modify, explain, restrict, alter or affect the meaning or interpretation of any provision hereof. ARTICLE 17 OPERATION OF THE PROPERTY 17.1 Property Contracts; Leases. During the period of time from the Effective Date to the Closing Date, in the ordinary course of business Seller may enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease without first obtaining the written consent of Purchaser; provided, however, Seller agrees that any such new Property Contracts or new or renewed Leases entered into after the Effective Date by Seller, shall not have a term in excess of one (1) year without Purchaser's prior written consent, such consent not to be unreasonably withheld, conditioned or delayed by Purchaser. If Seller shall enter into a new Property Contract or a new Lease, or shall renew, modify, terminate or accept the surrender of any Lease, or modify any Property Contract during such time period, Seller shall provide Purchaser with written Notice of such event and a true, correct and complete copy of any new Lease or new Property Contract, or any modification of any Lease or Property Contract within two (2) Business Days after executing same. 17.2 Ordinary Course of Business. Except as specifically set forth in this ARTICLE 17, Seller shall operate the Property after the Effective Date in the ordinary course of business, and except as necessary in Seller's sole discretion to address any life or safety issue at the Property, Seller will not make any material alterations to the Property or remove any of the Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed. 44 225171.04-Los Angeles S2A Remainder of this page left intentionally blank. 225171.04-Los Angeles S2A NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above. SELLER:
MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership By: THE NATIONAL HOUSING PARTNERSHIP, a District of Columbia limited partnership, its general partner By: NATIONAL CORPORATION FOR HOUSING PARTNERSHIPS, a District of Columbia corporation, its general partner By: ____________________ Harry Alcock Executive Vice President PURCHASER: CPDC, INC., a Maryland corporation By:
--------------------------------   Name:   Its:   Purchaser's   Tax  ID  Number:
_____________ A-1 225171.04-Los Angeles S2A EXHIBIT A LEGAL DESCRIPTION OF LAND See attached. B-1 225171.04-Los Angeles S2A EXHIBIT B FORM OF DEED SPECIAL WARRANTY DEED This Special Warranty Deed is made this __________ day of __________, 2001, by and between MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership, the party of the first part, and CPDC, INC., a Maryland corporation, the party of the second part: W I T N E S S E T H: that in consideration of the sum of $[state actual consideration], receipt of which is hereby acknowledged, and which the party of the first part certifies under the penalties of perjury as the actual consideration paid or to be paid, including the amount of any mortgage or deed of trust outstanding, the said party of the first part does grant and convey, subject to the permitted exceptions listed on
Schedule 1 attached hereto and incorporated herein, unto the party of the second part in fee simple, as, all that property situate, lying, and being in the County of Harford, State of Maryland, and more particularly described as follows: See Exhibit A attached hereto. Subject to covenants, easements and restrictions of record. TO HAVE AND TO HOLD said land and premises above described or mentioned and hereby intended to be granted and conveyed, together with the buildings and improvements thereupon erected, made or being, and all and every title, right, privileges, appurtenances and advantages thereunto belonging, or in anywise appertaining, unto and for the proper use only, benefit and behoof forever of said party of the second part in fee simple. AND said party of the first part does hereby covenant to warrant specially the property hereby granted and conveyed and to execute such further assurances of said land as may be requisite. B-2 225171.04-Los Angeles S2A IN WITNESS WHEREOF the said party of the first part has hereunto set its hands and seals on the day and year first hereinabove written. PARTY OF THE FIRST PART: MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership By: THE NATIONAL HOUSING PARTNERSHIP, a District of Columbia limited partnership, its general partner By: NATIONAL CORPORATION FOR HOUSING PARTNERSHIPS, a District of Columbia corporation, its general partner By: ____________________ Name: Its: B-3 225171.04-Los Angeles
S2A State of  ________________  ) ) County of ______________ ) ss: On this _____
day of __________, 2001, before me, Notary Public of said jurisdiction, the undersigned officer, personally appeared __________, personally known to me (or proven to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged before me that he/she executed the same in his/her authorized capacity, and that by his/her signature on the instrument, the entities upon behalf of which the person acted executed the instrument. In Witness Whereof, I have hereunto set my hand and official seal. -------------------------------- My Commission Expires:
__________ Notary Public This instrument was prepared under the supervision of the undersigned, an attorney duly admitted to practice before the Court of Appeals of Maryland. ------------------------------- - [Signature of Maryland attorney] Title Insurer: Fidelity National Title Insurance Company 700 Louisiana, Suite 2600 Houston, Texas 77002 C-1 225171.04-Los Angeles S2A EXHIBIT C LIST OF EXCLUDED PERMITS None. D-1 225171.04-Los Angeles S2A EXHIBIT D LIST OF EXCLUDED FIXTURES AND TANGIBLE PERSONAL PROPERTY None. E-1 225171.04-Los Angeles S2A EXHIBIT E LIST OF REQUIRED SELLER CONSENTS 1. Consent of partners of Seller to the extent required pursuant to Seller's partnership documents. F-1 225171.04-Los Angeles S2A EXHIBIT F FORM OF ESCROW AGREEMENT THIS ESCROW AGREEMENT ("Escrow Agreement") is made and entered into as of March _____, 2001, by and among MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership ("Seller"), COMMUNITY PRESERVATION AND DEVELOPMENT CORPORATION, a Maryland corporation ("Purchaser"), and FIDELITY NATIONAL TITLE INSURANCE COMPANY ("Escrow Agent"). WITNESSETH: WHEREAS, Purchaser and Seller are parties to that certain Purchase and Sale Contract (the "Purchase Contract"), dated as of March 12, 2001. All capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in the Purchase Contract. WHEREAS, the Purchase Contract requires that Purchaser provide a deposit in the amount of [Seventy One Thousand Five Hundred Dollars ($71,500.00)][Fifty Three Thousand Six Hundred Twenty Five Dollars ($53,625.00)] in cash to be held pursuant to an escrow agreement approved by Purchaser and Seller. AGREEMENT: NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows: 1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of [Seventy One Thousand Five Hundred Dollars ($71,500.00)][Fifty Three Thousand Six Hundred Twenty Five Dollars ($53,625.00)] pursuant to Section 3.1.1 of the Purchase Contract (together with any and all other Deposit amounts received by Escrow Agent from time to time, the "Escrow Fund"), to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract. In the event of any inconsistency between the terms of the Purchase Contract and the terms of this Escrow Agreement, the terms of the Purchase Contract shall govern. F-2 225171.04-Los Angeles S2A 2. Investment of Escrow Fund. All funds received by Escrow Agent shall be held in insured accounts and invested in accordance with the terms of the Purchase Contract. Seller shall not be responsible for, nor shall Seller bear the risk of loss of, the Escrow Fund, and Seller shall not be responsible for the rate of return thereon. 3. Application of Escrow Fund; Termination of Escrow Agreement. Escrow Agent shall hold and distribute the Escrow Fund in accordance with the terms of the Purchase Contract. When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate. 4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein or required of Escrow Agent under the terms of the Purchase Contract. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure of refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct), (ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser, or (iii) interplead the portion of Escrow Fund in dispute with a court having jurisdiction under the Purchase Contract. 5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities. 6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping and investment of money, instruments, and securities F-3 225171.04-Los Angeles S2A received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with the Escrow Agreement and the Purchase Contract. 7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund in accordance with the joint written instructions signed by Seller and Purchaser. 8. Notices. Any required or permitted notice or other communication under this Escrow Agreement ("Notice") shall be given and addressed in accordance with the terms of the Purchase Contract; provided, however, that any Notice to be given to Escrow Agent shall be addressed as follows: Fidelity National Title Insurance Company 700 Louisiana, Suite 2600 Houston, Texas 77002 Telephone: (713) 220-5256 Telecopy: (713) 228-9180
Attention: Ms. Lolly Avant Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. 9. Fee. Escrow Agent shall receive a fee of Five Hundred Dollars ($500.00) for its services hereunder and be paid or reimbursed for all reasonable expenses, disbursements and advances, including reasonable attorney's fees, incurred or paid in connection with carrying out its duties hereunder, in accordance with the terms of the Purchase Contract. Non-payment of such fee shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement. 10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement nor are to be used in its construction or interpretation. 11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument. F-4 225171.04-Los Angeles S2A 12. Non-Waiver. No waiver by any party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement. 13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to Seller for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct. 14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract. 15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of Maryland. 16. Time of Essence. Time is of the essence of this Escrow Agreement. 17. Entire Agreement; Modification. This Escrow Agreement (together with the Purchase Contract) supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. This Escrow Agreement may not be altered or modified without the written consent of all parties. Remainder of this page left intentionally blank. F-5 225171.04-Los Angeles S2A IN WITNESS WHEREOF, each of the parties hereto have caused this Escrow Agreement to be executed on its behalf by duly authorized persons, all as of the day and year first above written. SELLER: MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership By: THE NATIONAL HOUSING PARTNERSHIP, a District of Columbia limited partnership, its general partner By: NATIONAL CORPORATION FOR HOUSING PARTNERSHIPS, a District of Columbia corporation, its general partner By: ____________________ Name: Its: PURCHASER: CPDC, INC., a Maryland corporation By: -------------------------------- Name: Its: F-6 225171.04-Los
Angeles  S2A  ESCROW  AGENT:  FIDELITY  NATIONAL  TITLE  INSURANCE  COMPANY  By:
--------------------------------  Lolly Avant Vice  President G-1  225171.04-Los
Angeles S2A EXHIBIT G FORM OF BILL OF SALE This Bill of Sale ("Assignment") is executed by MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership ("Seller"), in favor of COMMUNITY PRESERVATION AND DEVELOPMENT CORPORATION, a Maryland corporation ("Purchaser"). Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of March 12, 2001 (the "Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit A attached thereto and the improvements located thereon (collectively, the "Project"). All capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in the Purchase Contract. Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the "Property" (as hereinafter defined). NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows: 1. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project: a. Property Contracts. All of Seller's rights and interests in and to purchase orders, maintenance, service or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of the Project, but only to the extent transferable. b. Leases. All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project. c. Permits. All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project in respect of the matter to which the applicable license or permit applies G-2 225171.04-Los Angeles S2A and owned by Seller and used in or relating to the ownership, occupancy or operation of the Project. d. Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Project or in the improvements thereon and used in connection with any present or future occupation or operation of all or any part of the Project, but only to the extent transferable. The term "Property" shall not include any of the foregoing:
(i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller. 2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein. 3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of Seller in connection with the Property and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property. 4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument. 5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court. 6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Maryland, without reference G-3 225171.04-Los Angeles S2A to the conflict of law provisions thereof. 7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation. 8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. 9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties. WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROJECT IS LOCATED. Remainder of this page left intentionally blank. G-4 225171.04-Los Angeles S2A WITNESS the signatures and seals of the undersigned.
Dated: March _____, 2001. SELLER: MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership By: THE NATIONAL HOUSING PARTNERSHIP, a District of Columbia limited partnership, its general partner By: NATIONAL CORPORATION FOR HOUSING PARTNERSHIPS, a District of Columbia corporation, its general partner By:
____________________  Name: Its: PURCHASER:  CPDC, INC., a Maryland  corporation
By:  --------------------------------  Name: Its: H-1 225171.04-Los  Angeles S2A
EXHIBIT H GENERAL ASSIGNMENT This General Assignment ("Assignment") is executed by MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership ("Seller"), in favor of CPDC, INC., a Maryland corporation ("Purchaser"). Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of March 12, 2001 (the "Purchase Contract"), in which Seller has agreed to sell and
Purchaser has agreed to purchase the real property described in Exhibit A attached thereto and the improvements located thereon collectively, the "Project"). All capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in the Purchase Contract. Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the "Miscellaneous Property Assets" (as hereinafter defined). NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows: 1. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, leases, concessions, warranties, plans, drawings, and other items of intangible personal property relating to ownership or operation of the Project and owned by Seller. The term "Miscellaneous Property Assets" shall not include any of the foregoing:
(i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller. 2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein. H-2 225171.04-Los Angeles S2A 3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. Seller further agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising before the date hereof. 4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument. 5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court. 6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Maryland, without reference to the conflict of law provisions thereof. 7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.
8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. 9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties. H-3 225171.04-Los Angeles S2A WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROJECT IS LOCATED. Remainder of this page left intentionally blank. H-4 225171.04-Los Angeles S2A WITNESS the signatures and seals of the undersigned.
Dated: March _____, 2001. SELLER: MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership By: THE NATIONAL HOUSING PARTNERSHIP, a District of Columbia limited partnership, its general partner By: NATIONAL CORPORATION FOR HOUSING PARTNERSHIPS, a District of Columbia corporation, its general partner By:
____________________  Name: Its: PURCHASER:  CPDC, INC., a Maryland  corporation
By:  --------------------------------  Name: Its: I-1 225171.04-Los  Angeles S2A
EXHIBIT I LIST OF PENDING LITIGATION 1. The holder of a deferred acquisition note ("DAN") has threatened to file a foreclosure suit against the Property. However, as of March 6, 2001, no such suit has been initiated. J-1 225171.04-Los Angeles S2A EXHIBIT J LEAD-BASED PAINT DISCLOSURE Every purchaser of any interest in residential property on which a residential dwelling was built prior to 1978 is notified that such property may present exposure to lead from lead-based paint that may place young children at risk of developing lead poisoning. Lead poisoning in young children may produce permanent neurological damage, including learning disabilities, reduced intelligence quotient, behavioral problems, and impaired memory. Lead poisoning also poses a particular risk to pregnant women. The seller of any interest in residential real property is required to provide the purchaser with any information on leadbased paint hazards from risk assessments or inspections in the seller's possession and notify the purchaser of any known lead-based paint hazards. A risk assessment or inspection for possible lead-based paint hazards is recommended prior to purchase. 1. Except as set forth in Exhibit A attached hereto, Seller has no knowledge of the presence of lead-based paint and/or lead-based paint hazards in the housing located on the Land. To the best of Seller's knowledge, except as set forth in Exhibit B attached hereto, there are no records or reports available to Seller pertaining to lead-based paint and/or lead-based paint hazards in the housing located on the Land. 2. Purchaser affirms that it has received from Seller the pamphlet Protect your Family from Lead in Your Home. 3. Purchaser affirms that it has received the opportunity to conduct a risk assessment or inspection for the presence of lead-based paint and/or lead-based paint hazards required by 24 CFR ss. 35.90(a). Remainder of this page left intentionally blank. J-2 225171.04-Los Angeles S2A Seller and Purchaser hereby certify that, to the best of their knowledge, their respective statements made above are accurate. Dated: March _____, 2001. SELLER: MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership By: THE NATIONAL HOUSING PARTNERSHIP, a District of Columbia limited partnership, its general partner By: NATIONAL CORPORATION FOR HOUSING PARTNERSHIPS, a District of Columbia corporation, its general partner By: ____________________ Name: Its: PURCHASER: CPDC, INC., a Maryland corporation By: -------------------------------- Name: Its: K-1
225171.04-Los Angeles S2A EXHIBIT K FORM OF LETTER OF CREDIT LETTER OF CREDIT NO. _____ IRREVOCABLE STANDBY LETTER OF CREDIT _______________, 2001 Fidelity National Title Insurance Company Bank of America Center 700 Louisiana, Suite 2600 Houston, TX 77002 Attention: Mrs. Jodie Tanner, Vice President Ladies and
Gentlemen: 1. By order and for the account of _____ (the "Purchaser"), we hereby establish in favor of Fidelity National Title Insurance Company (the
"Beneficiary"), our irrevocable standby letter of credit (the "Letter of Credit") whereby the Beneficiary is authorized to draw on _____ (the "Bank"), referring to Letter of Credit No. _____, an aggregate amount not exceeding $[INSERT AMOUNT OF DEPOSIT] (such amount being referred to herein as the "Stated Amount"), in order to support the obligation of the Purchaser under that certain Purchase and Sale Contract, dated as of _____, 2001, by and between Purchaser and [INSERT SELLER] (the "Purchase Contract"). This Letter of Credit is effective as of _____, 2001 and expires at 5:00 P.M., Central Standard Time, on [INSERT DATE NO EARLIER THAN ONE YEAR AFTER THE EFFECTIVE DATE OF THIS LETTER OF CREDIT] (the "Expiration Date"). 2. Funds under this Letter of Credit are available to the Beneficiary against its draft accompanied by a drawing certificate presented to us at any time on or after the date hereof. Such drawing certificate and draft shall be in the form of Annex A and Annex B attached hereto, respectively, and shall have all blanks appropriately filled in and shall be signed by the Beneficiary's authorized officer, without inquiry into the accuracy of the Beneficiary's signed statement and regardless of whether the Purchaser disputes the content of such statement. 3. We hereby agree that a drawing under this Letter of Credit will be duly K-2 225171.04-Los Angeles S2A honored by us upon the Beneficiary's delivery of the drawing certificate specified in Section 2 hereof. We will pay any drawing under this Letter of Credit with our own funds. Payment under this Letter of Credit shall be made to the Beneficiary by wire transfer per instructions of the Beneficiary.
4. Upon payment as provided in Section 3 of the full Stated Amount, we shall be fully discharged of our obligation under this Letter of Credit. 5. This Letter of Credit shall automatically terminate upon the earliest of (a) the payment by us pursuant to a drawing hereunder, (b) the Expiration Date, or (c) such time as the Purchaser would be entitled to a return of the Letter of Credit pursuant to the terms of the Purchase Contract, as notified by the Beneficiary to the Bank by delivery of written notice. The Beneficiary shall surrender this Letter of Credit to us for cancellation no later than three (3) business days after termination of this Letter of Credit as provided for herein. 6. Except as otherwise may be provided herein, the laws of the State of Missouri shall govern this Letter of Credit, including, without limitation, the Uniform Commercial Code as in effect in the State of Missouri. Communications with respect to this Letter of Credit shall be in writing and shall be delivered to us at [INSERT BANK'S ADDRESS], specifically referring therein to this Letter of Credit by number, and to the Beneficiary. 7. This Letter of Credit sets forth in full our undertaking, and such undertaking shall not in any way be modified, amended, amplified or limited by reference to any document, instrument or agreement referred to herein, except only the certificate referred to herein. 8. THIS LETTER OF CREDIT IS NON-NEGOTIABLE, NON-TRANSFERABLE AND NON-ASSIGNABLE. Very truly yours, ------------------------------ By: Its: K-3 225171.04-Los Angeles
S2A ANNEX A DRAWING CERTIFICATE [Name and Address of L/C Bank] Re: Your Letter of Credit No. _____ Irrevocable Standby in favor of Fidelity National Title Insurance Company The undersigned, a duly authorized officer of Fidelity National Title Insurance Company, as the beneficiary (the "Beneficiary") of the above-referenced letter of credit (the "Letter of Credit"), certifies as follows to _____: 1. All terms defined in the Letter of Credit are used in this certificate with the same respective meanings. 2. The Beneficiary presents herewith its draft in the form of Annex B to the Letter of Credit drawn on you in the amount of $_____ (the "Drawing Amount"). Such amount was computed in accordance with the terms and conditions of the Purchase Contract and does not exceed the Stated Amount. 3. The Beneficiary is required to draw on the Letter of Credit pursuant to the terms of the Purchase Contract. 4. Upon payment of the accompanying draft, the Letter of Credit will be surrendered to you for cancellation within three (3) business days of such draft. 5. The Beneficiary requests that payment be made to Account No. _____ at _____. Dated: _____, _____ FIDELITY NATIONAL TITLE INSURANCE COMPANY By: Name: Title: K-4 225171.04-Los Angeles S2A ANNEX B FORM OF DRAFT --------------------- Date Pay to the order of Fidelity National Title Insurance Company the amount of _____ drawn on _____, as issuer of its Irrevocable Standby Letter of Credit No. _____, dated October _____, 2001. FIDELITY NATIONAL TITLE INSURANCE COMPANY By: Name: Title: R1-1 225171.04-Los Angeles S2A RIDER 1 STATE SPECIFIC RIDER THIS RIDER TO PURCHASE AND SALE CONTRACT (this "Rider") is attached to and made a part of the Purchase and Sale Contract, dated March 12, 2001 (the "Purchase Contract"), by and between MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership ("Seller"), and CPDC, INC., a Maryland corporation ("Purchaser"). Any provision of this Rider that conflicts with the Purchase Contract shall supercede and take precedence over those terms in the Purchase Contract. All capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in the Purchase Contract. 1. At Closing, Seller and Purchaser shall complete and deliver the appropriate tax, affidavit, recordation, intake sheet and transfer forms required by the State of Maryland and the County in which the Land is located, copies of which are attached hereto as Schedule 1, and pay all applicable transfer and recording taxes and fees. Seller shall receive a credit at Closing for all such transfer and recording taxes and fees to the extent paid by Seller. 2. Notwithstanding anything to the contrary contained herein, this Purchase Contract is subject to and conditioned upon the rights of parties which have rights under the Maryland Assisted Housing Preservation Act (Art. 83B,
Section 9-101 et. seq. (as codified)). Remainder of this page left intentionally blank. R1-2 225171.04-Los Angeles S2A IN WITNESS WHEREOF, the parties hereto have executed and delivered this Rider as of this 12th day of March, 2001.
SELLER: MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership By: THE NATIONAL HOUSING PARTNERSHIP, a District of Columbia limited partnership, its general partner By: NATIONAL CORPORATION FOR HOUSING PARTNERSHIPS, a District of Columbia corporation, its general partner By: -------------------- Name: Its:
PURCHASER:       CPDC,      INC.,      a      Maryland      corporation      By:
-------------------------------- Name: Its:

                                                                    Exhibit 10.2


                               FIRST AMENDMENT TO
                           PURCHASE AND SALE CONTRACT
                              (Windsor Valley III)


      THIS FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment"), is made and entered into as of April 26, 2001, by and between MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership ("Seller"), and CPDC, INC., a Maryland corporation ("Purchaser").

                                    RECITALS:

      A. Seller and Purchaser have entered into that certain Purchase and Sale Contract, dated as of March 12, 2001 (the "Purchase Contract"). All capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in the Purchase Contract.

      B. The parties hereto now desire to amend the Purchase Contract as provided herein.

                                   AGREEMENT:

      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

      1. Delivery of Initial Deposit. Notwithstanding anything to the contrary contained in the Purchase Contract (including, without limitation, Section
3.1.1.1 thereof), the Initial Deposit shall be delivered by Purchaser to Title Insurer, as escrow agent, on or before May 4, 2001.

      2. Feasibility Period; Purchaser's Review of Title. Purchaser hereby acknowledges and agrees that (a) it and its Consultants have had an opportunity to conduct all necessary diligence matters referred to in Section 5.1 of the Purchase Contract, (b) it has had an opportunity to review the Title Documents in accordance with Section 6.2 of the Purchase Contract and (c) it has no further rights to terminate the Purchase Contract pursuant to either Sections
5.2 and 6.2 of the Purchase Contract.

      3. Delivery of Seller's Approvals. Notwithstanding anything to the contrary contained in the Purchase Contract (including, without limitation, Section 2.2 thereof), Seller shall use commercially reasonable efforts to obtain the Seller's Approvals on or before May 11, 2001.

      4.    Miscellaneous.

            a.   Effect of Amendment.  In the event of any inconsistency between
                 -------------------
the terms of the Purchase Contract and the terms of this Amendment, the terms of this Amendment shall prevail.

            b. Ratification.  Except as otherwise expressly modified hereby, the
               ------------
Purchase Contract shall remain in full force and effect, and all of the terms and provisions of the Purchase Contract, as herein modified, are hereby ratified and reaffirmed.

            c. Counterparts. This Amendment may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument. Additionally, the parties hereby covenant and agree that, for purposes of facilitating the execution of this Amendment, a facsimile signature shall be deemed to be an original signature and a telecopy delivery (i.e., the transmission by any party of its signature on an original or any copy of this Amendment via telecopy or fax machine) shall be deemed to be the delivery of such party's original signature.

                  Remainder of this page left blank intentionally.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Amendment as of the day and year first above written.

                        SELLER:

                         MEADOWOOD ASSOCIATES III, LTD.,
                         a Maryland limited partnership

                      By: THE NATIONAL HOUSING PARTNERSHIP,
                              a District of Columbia limited partnership,
                               its general partner

                            By: NATIONAL CORPORATION
                                    FOR HOUSING PARTNERSHIPS,
                                    a District of Columbia corporation,
                                    its general partner



                                    By:   ___________________________
                                          Harry Alcock
                                          Executive Vice President

                        PURCHASER:

                        CPDC, INC.,
                        a Maryland corporation



                         By: ___________________________
                              Leslie A. Steen
                              President

                                                                    Exhibit 10.3

                               SECOND AMENDMENT TO
                           PURCHASE AND SALE CONTRACT
                              (Windsor Valley III)


      THIS SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment"), is made and entered into as of May 30, 2001, by and between MEADOWOOD ASSOCIATES III, LTD., a Maryland limited partnership ("Seller"), and CPDC, INC., a Maryland corporation ("Purchaser").

                                    RECITALS:

      A. Seller and Purchaser have entered into that certain Purchase and Sale Contract, dated as of March 12, 2001, which amended by that certain First Amendment To Purchase and Sale Contract, dated as of April 26, 2001 (as so amended, the "Purchase Contract"). All capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in the Purchase Contract.

      B. The parties hereto now desire to amend the Purchase Contract as provided herein.

                                   AGREEMENT:

      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

      1. Financing Contingency Period. Section 4.1 of the Purchase Contract is hereby deleted, in its entirety, and the following new paragraph is inserted in lieu thereof:

                  "4.1 Purchaser's  Responsibility  To Obtain Funds For Closing.
            Purchaser assumes full responsibility to obtain the funds required for settlement at Closing. Such funds (including the right to assume the HUD Loan Documents, if any, under Section 4.2.1 hereof) shall be secured by Purchaser on or before June 29, 2001 (the "Financing Contingency Period")."

      2.    Miscellaneous.

            a. Effect of Amendment. In the event of any inconsistency between the terms of the Purchase Contract and the terms of this Amendment, the terms of this Amendment shall prevail.

b. Ratification. Except as otherwise expressly modified hereby, the Purchase Contract shall remain in full force and effect, and all of the terms and provisions of the Purchase Contract, as herein modified, are hereby ratified and reaffirmed.

            c. Counterparts. This Amendment may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument. Additionally, the parties hereby covenant and agree that, for purposes of facilitating the execution of this Amendment, a facsimile signature shall be deemed to be an original signature and a telecopy delivery (i.e., the transmission by any party of its signature on an original or any copy of this Amendment via telecopy or fax machine) shall be deemed to be the delivery of such party's original signature.

                  Remainder of this page left blank intentionally.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Amendment as of the day and year first above written.

                        SELLER:

                         MEADOWOOD ASSOCIATES III, LTD.,
                         a Maryland limited partnership

                      By: THE NATIONAL HOUSING PARTNERSHIP,
                              a District of Columbia limited partnership,
                               its general partner

                            By: NATIONAL CORPORATION
                                    FOR HOUSING PARTNERSHIPS,
                                    a District of Columbia corporation,
                                    its general partner



                                    By:   ___________________________
                                          Harry Alcock
                                          Executive Vice President

                        PURCHASER:

                        CPDC, INC.,
                        a Maryland corporation



                         By: ___________________________
                              Leslie A. Steen
                              President