Form 10KSB
period 2001-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2002-04-11
CIK 769028

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                    For the fiscal year ended December 31, 2001

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

                      11,300 Limited Partnership Interests
                                (Title of class)

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

State Issuer's revenue for its most recent fiscal year $850,000.

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

Item 1.     Business

National Housing Partnership Realty Fund III (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of May 10, 1985. On June 14, 1985, the Partnership commenced offering 11,500 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering was terminated on July 18, 1985, with subscriptions for all 11,500 limited partnership interests. As of December 31, 2001, 11,300 limited partnership interests were outstanding.

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

During the year ended December 31, 2000, the note holder foreclosed on the Partnership's interest in the following Limited Partnerships which secured each respective note: Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill and Kimberly Associates. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from the respective Local Limited Partnerships.

During the year ended December 31, 2001, Meadowood III Limited Partnership sold its only investment property.

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

The following is a schedule of the Property owned by the Local Limited Partnership in which the Partnership is a limited partner as of December 31, 2001:

              SCHEDULE OF PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP
      IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT


                                                                       Occupancy
                                       Financed,    Units Authorized    Percentage
                                        Insured        for Rental    for the Years Ended
 Property Name, Location  Number of and Subsidized Assistance Under   December 31,
   and Partnership Name      Units       Under       Section 8 (B)   2001     2000

Edmond Estates               120         (A)            56           98%      96%
  Phoenix City, Alabama
  (Edmonds Estates
Limited Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentages

The following sets forth the Partnership's ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership. The interest is limited partner interest. Also included are the total mortgage encumbrance and notes payable and accrued interest on the property of the Local Limited Partnership as of December 31, 2001 (in thousands).


                          NHP Realty Fund Original Cost
                                   III
                                Percentage     of Ownership   Mortgage   Notes Payable and
        Partnership              Interest        Interest      Notes    Accrued Interest (1)

   Edmond Estates, L.P.           94.5%            $  416    $    841         $2,477
   Meadowood
    Townhouses III, LP (2)        99.0%             2,998          --            346

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operations" for further details.

(2) The Partnership in which Meadowood Townhouses III, L.P. is invested sold its property in October 2001 but the partnerships have not yet been terminated.

Although the Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the property from market competition.

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

Regulation of Affordable Housing

The Federal Housing Administration (FHA) has contracted with the one subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnership on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 56 units, or 47% of the units in which the Partnership has invested at December 31, 2001. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve months' work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnership, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2002                          56                100%                  47%

The property owned by the Local Limited Partnership receiving project based rent subsidies under Section 8 will have its contract expire during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at existing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by both Local Limited Partnerships); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

The property owned by the Local Limited Partnership is subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Environmental

In December 2001, AIMCO and certain of its affiliated partnerships which own properties voluntarily entered into an agreement with the U.S. Environmental Protection Agency ("EPA") and HUD pursuant to which they agreed to pay a fine of approximately $130,000, and conduct lead-based paint inspections and other testing, if necessary, on properties initially built prior to 1978, and re-issue lead-based paint disclosures to residents of such properties which have not been certified as lead-based paint free. In return, neither AIMCO nor its properties will be subject to any additional fines for inadequate disclosures prior to AIMCO's execution of the agreement. The cost of the settlement, inspections and remediation incurred to date had been reserved for at the time AIMCO acquired the NHP and Insignia portfolios. Any remaining costs are not expected to be material.

Management believes that the Partnership's property is covered by adequate fire,
flood  and  property  insurance   provided  by  reputable   companies  and  with
commercially reasonable deductibles and limits.

Item 2.     Properties

See "Item 1" for the real estate owned by the Partnership through the ownership of limited partnership interests in a Local Limited Partnership.

Item 3.     Legal Proceedings

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multifamily properties and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

Separately, AIMCO, on behalf of NHP, entered into a Settlement Agreement and Release with HUD in July 2001, which finalized, without any finding of wrongdoing, all civil matters that were the subject of the HUD Inspector General Investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by AIMCO and, therefore, had no effect on the financial condition or results of operations of AIMCO or NHP.

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

                                     PART II

Item 5.  Market  for  the   Registrant's   Partnership   Interests  and  Related
     Partnership Matters

      (a) Interests in the Partnership were sold through a public offering. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

      (b) As of December 31, 2001, there were 774 registered holders of 11,300 limited partnership interests (in addition to 1133 Fifteenth Street Three Associates - See "Item 7. Financial Statements - See Note 1"). In 2001 and 2000, the number of Limited Partnership Units decreased by 180 and 10 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2001.

Item 6.     Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Property in which the Partnership has invested, through its investments in the Local Limited Partnership, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, Woodmark, Kimberly Associates, Edmond Estates, Galion, Indian Valley I, Indian Valley II, Indian Valley III and Newton Hill Limited Partnerships all had notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes were nonrecourse and were subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income were payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for the remaining Local Limited Partnerships. During the year ended December 31, 2000, the note holders foreclosed on the Partnership's interest in Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill, and Kimberly Associates. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income generated prior to the foreclosures will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation. Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of remaining proceeds were used to make a payment on the deferred acquisition note. The holder of this note has accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $238,000 at December 31, 2001, from approximately $468,000 at December 31, 2000. The decrease was due to the fact that the Partnership's operating expenses more than offset distributions and interest received by the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnership is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

Working capital loans of approximately $8,000 and $3,000 were made by the Partnership to the Local Limited Partnerships during the years ended December 31, 2001 and 2000, respectively. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $31,000 at December 31, 2001. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of December 31, 2001, investment in one Local Limited Partnership has been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. With the sale of property owned by Meadowood Townhouses III Limited Partnership, the
Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in the recognition of equity income in investment in the Local Limited Partnership of approximately $822,000. As of December 31, 2001, the Partnership has an investment in Local Limited Partnership of approximately $652,000 which represents the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. For this investment, distributions received will be recorded as a reduction of the investment in Local Limited Partnership. During 2001, a distribution of $170,000 was received from Meadowood Townhouses III Limited Partnership. There were no cash distributions during the year ended December 31, 2000. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

The property in which the Local Limited Partnership has invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Local Limited Partnership's ability to meet its cash obligations.

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in two Local Limited Partnerships with only one that operates a rental housing property at December 31, 2001. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnership. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnership is no longer being recorded. With the sale of property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in the recognition of equity income in investment in the Local Limited Partnership of approximately $822,000. As of December 31, 2001, the Partnership has an investment in Local Limited Partnership of approximately $652,000 which represents the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership.

The Partnership's net income was approximately $764,000 for the year ended December 31, 2001 as compared to a net loss of approximately $110,000 for the year ended December 31, 2000. Similarly, net income per unit of limited partnership interest was $66 in 2001 compared to net loss per unit of $9 in 2000 for the 11,300 units outstanding at December 31, 2001 and 11,480 units outstanding at December 31, 2000. This increase was primarily due to the recognition of a portion of the equity income from Meadowood Townhouses III Limited Partnership, as discussed above, and, to a lesser extent, a decrease in administrative and reporting fees. As indicated above, the Partnership's net investment in two Local Limited Partnership was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). As a result, the Partnership did not recognize approximately $3,326,000 of its allocated share of income from the Local Limited Partnerships for the year ended December 31, 2001.

Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Statement of Financial Position - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Equity - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

Notes to Financial Statements

      Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 2001, and the related statements of operations, partners' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund III at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about the Local Limited Partnership's and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                            /s/Ernst & Young LLP
Indianapolis, Indiana
February 22, 2002

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                                December 31, 2001

                          (in thousands, except unit data)

                               ASSETS
   Cash and cash equivalents (Note 1)                                $  238
   Accounts receivable                                                  149
   Investment in Local Limited Partnership                              652
                                                                     $1,039

             LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
   Administrative and reporting fees payable to
      General Partner (Note 3)                                       $   16
                                                                         16
Partners' (deficit) equity:
   General Partner -- The National Housing Partnership (NHP)            (85)
   Original Limited Partner -- 1133 Fifteenth Street Three
      Associates                                                        (89)
   Other Limited Partners -- 11,300 investment units                  1,197
                                                                      1,023
                                                                     $1,039

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)

                                                        Years Ended December 31,
                                                             2001         2000

REVENUES:
  Equity income from investment in Local Limited
   Partnership                                           $   822      $    --
  Interest income                                             19           29
  Other income                                                 9           --
                                                             850           29
COST AND EXPENSES:
  Administrative and reporting fees to General
    Partner (Note 3)                                          13           34
  Other operating expenses                                    73          105
                                                              86          139
  NET INCOME (LOSS)                                      $   764      $  (110)

ALLOCATION OF NET INCOME (LOSS):
  General Partner - NHP                                  $     8      $    (1)
  Original Limited Partner - 1133 Fifteenth
    Street Three Associates                                    8           (1)
  Other Limited Partners - 11,300 and 11,480
    investment units at December 31, 2001 and
    December 31, 2000, respectively                          748         (108)
                                                         $   764      $  (110)

NET INCOME (LOSS) PER OTHER LIMITED PARTNERSHIP
  INTEREST                                               $    66      $    (9)

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' (DEFICIT) EQUITY

                          (in thousands, except unit data)


                                   The National       1133
                                     Housing       Fifteenth        Other
                                   Partnership    Street Three     Limited
                                      (NHP)        Associates      Partners        Total

(Deficit) equity at
   January 1, 2000                    $ (92)         $ (96)         $ 557          $ 369

Net loss for the year ended
   December 31, 2000                      (1)            (1)          (108)          (110)

(Deficit) equity at
   December 31, 2000                     (93)           (97)           449            259

Net income for the year ended
   December 31, 2001                       8              8            748            764

(Deficit) equity at
   December 31, 2001                  $ (85)         $ (89)        $ 1,197        $ 1,023

Percentage interest at
   December 31, 2001 and 2000            1%               1%            98%          100%
                                         (A)             (B)            (C)


(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of 11,300  investment  units at  December  31,  2001 and  11,480 investment  units at December 31, 2000.  During 2001 and 2000,  180 and 10
      investment units were abandoned, respectively (Note 7).


                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                                  Years Ended December 31,
                                                                     2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payment of administrative and reporting fees to
   General Partner                                              $    (170)      $      --
  Interest received                                                    19              29
  Other income received                                                 9              --
  Operating expenses paid, including working capital
    advances of $8,000 and $3,000 in 2001 and 2000                   (118)           (101)

    Net cash used in operating activities                            (260)            (72)

Cash flows provided by investing activities:
  Distribution received from Local Limited Partnership                170              --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Withholding taxes paid for limited partners                        (138)             --
  Principal payments on loans or notes payable                         (2)             --

    Net cash used in financing activities                            (140)             --

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (230)            (72)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          468             540

CASH AND CASH EQUIVALENTS, END OF YEAR                          $     238       $     468

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:

Net income (loss)                                               $     764       $    (110)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
        Equity income from investment in Local Limited
          Partnership                                                (822)             --
        (Decrease) increase in administrative and
          reporting fees payable to the General Partner              (157)             34
        (Decrease) increase in payables                               (45)              4

   Total adjustments                                               (1,024)             38

   Net cash used in operating activities                        $    (260)      $     (72)

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

During 1985, the Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve limited partnerships (Local Limited Partnerships), which were organized in 1984 to directly or indirectly own and operate existing rental housing projects. At December 31, 2001, the Partnership retained an ownership interest in two of the original Local Limited Partnerships. During the year ended December 31, 2001, one of the Local Limited Partnerships sold its property. Once all the cash of the Local Limited Partnership is disbursed, it will be terminated. During the year ended December 31, 2000, the note holders of deferred acquisition notes foreclosed on the Partnership's interest in seven Local Limited Partnerships.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

2.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At December 31, 2001, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

Since the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profit less the Partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $3,326,000 of its allocable share of profits and $155,000 of its allocated share of loss from two and eight Local Limited Partnerships during 2001 and 2000, respectively. With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership of approximately $822,000. As of December 31, 2001, the Partnership has an investment in Local Limited Partnership of approximately $652,000 which represents the residual cash from the sale of the property owned by Meadowood
Townhouses III Limited Partnership. As of December 31, 2001 and 2000, the Partnership had not recognized approximately $2,433,000 and $5,759,000, respectively, of its allocated share of cumulative losses from the two Local Limited Partnerships.

During 2001 and 2000, the General Partner advanced approximately $1,000 and $15,000 to one and two of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 2001, loans of approximately $76,000 were repaid by one Local Limited Partnership. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 2001, was approximately $11,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001.

Working capital loans of approximately $8,000 and $3,000 were made by the Partnership to the Local Limited Partnerships during the years ended December 31, 2001 and 2000, respectively. During 2001 and 2000, loans of $4,000 and $3,000, respectively, were repaid by one Local Limited Partnership. During 1993, the Partnership re-evaluated the collectibility of the total outstanding advances made to the Local Limited Partnerships and determined, based on the Local Limited Partnerships' operations, that such advances were not likely to be collected. The Partnership treated the advances balance as additional "Investment in Limited Partnerships" for accounting purposes. The balance was then reduced to zero, with corresponding charges to operations or the investment balance for the individual Local Limited Partnerships. The charge to operations in 1994 reduced the Partnership's investment in Local Limited Partnerships to zero. These advances plus accrued interest remain due and payable to the Partnership. As of December 31, 2001, the balance of such advances was approximately $31,000. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 2001, and the combined results of operations for the years ended December 31, 2001 and 2000 are as follows:

                      CONDENSED COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                              December 31, 2001
Assets:
  Land                                                               $   166
  Buildings and improvements, net of accumulated
   depreciation of approximately $874                                    664
  Other assets                                                         1,574
                                                                     $ 2,404
Liabilities and Partners' Deficit:
  Liabilities:
   Mortgage notes payable                                            $   841
   Notes payable                                                         978
   Accrued interest on notes payable                                   1,845
   Other liabilities                                                     606
                                                                       4,270
Partners' Deficit:
  National Housing Partnership Realty Fund III                        (1,008)
  Other partners                                                        (858)
                                                                       (1,866)
                                                                    $  2,404

                    CONDENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)

                                                         Years Ended December 31,
                                                           2001             2000

Rental and other income                                 $  1,678         $   2,112
Gain on sale of investment property                        3,024                --
                                                           4,702             2,112
Expenses:
  Operating expenses                                       1,200             1,600
  Financial expenses - primarily interest                     28                75
  Interest on notes payable                                  269               329
  Depreciation and amortization                              237               267
    Total expenses                                         1,734             2,271
Income (loss) before extraordinary items                   2,968              (159)
Gain on forgiveness of debt                                2,530                --
Loss on early extinguishment of debt                         (53)               --
Net income (loss)                                       $  5,445         $    (159)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The twelve Local Limited Partnerships were formed during 1984 for the purpose of directly or indirectly operating thirteen rental housing projects. During 2000, the Partnership's interest in seven of the projects was transferred, with no gain or loss recorded as a result. The projects in which the Partnership was invested during 2001 received a total of approximately $652,000 of rental assistance from HUD.

The Federal Housing Administration (FHA) has contracted with the one subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 56 units, or 47% of the units in which the Partnership has invested at December 31, 2001. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2002                          56                100%                  47%

The property owned by the Local Limited Partnership receiving project based rent subsidies under Section 8 will have its contract expire during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by both Local Limited Partnerships); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Depreciation of the buildings and improvements for the Local Limited Partnership is computed on a straight-line method, assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years.

The mortgage note payable is insured by the Federal Housing Administration (FHA) and is collateralized by a first deed of trust on the rental property. The note bears interest at a rate of 7% per annum. For the rental housing projects insured under Section 236, the FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the note. The liability of the Local Limited Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

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

The following notes are currently in default and have matured:

Local Partnership                     Due Date    Note Amount   Accrued Interest
                                                         (in thousands)
Edmond Estates Limited Partnership    12/17/99       $ 978           $ 1,499
Meadowood Townhouses III Limited
 Partnership                          11/01/99           --              346
                                                     $ 978           $ 1,845

Edmond Estates Limited Partnership has a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note is nonrecourse and is subordinated to the respective mortgage note on the property for as long as HUD insures the mortgage note. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due in December 1999 for Edmond Estates Limited Partnership. Regarding Edmond Estates Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell or, if sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of remaining sale proceeds was used to make a payment on the deferred acquisition note. The holder of this note has accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale.

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

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of the rental property may still exceed their fair market value as of December 31, 2001. Should the Local Limited Partnership be forced to dispose of its property, it could incur a loss.

3.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $13,000 in 2001 and $34,000 in 2000. As of December 31, 2001, the Partnership owed approximately $16,000 to the General Partner for accrued administrative and reporting fees.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the project operated by one of the Local Limited Partnerships during 2001 and two of the Local Limited Partnerships through the period ending October 16, 2001 and during 2000. NHPMC and other affiliates of NCHP earned approximately $193,000 and $211,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $38,000 for the year ended December 31, 2001. There were no such fees during the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property(ies) and are being depreciated over 15 years.

Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $231,000 and $411,000, respectively.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Local Limited Partnerships paid AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration.

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

      A reconciliation follows (in thousands):

                                                       Years Ended December 31,
                                                           2001         2000

Net income (loss) per financial statements                 $ 764       $ (110)
   Other                                                     (165)         11
   Partnership's share of limited local
    partnership's profit                                    5,692      14,778
Profit per tax return                                     $ 6,291     $14,679

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets/(deficit) (in thousands):

                                                 December 31, 2001

Net assets as reported                                $1,023
Add (deduct):
   Investment in Partnerships                            782
   Other                                                (154)
Net assets - federal tax basis                        $1,651

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

6.    GOING CONCERN

The remaining Local Limited  Partnership's note payable was due during 1999 (see
Note 2). The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell or, if sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

7.    ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 2001 and 2000, the number of Limited Partnership Units decreased by 180 units and 10 units for each year, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

8.    LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multifamily properties and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

Separately, AIMCO, on behalf of NHP, entered into a Settlement Agreement and Release with HUD in July 2001, which finalized, without any finding of wrongdoing, all civil matters that were the subject of the HUD Inspector General Investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by AIMCO and, therefore, had no effect on the financial condition or results of operations of AIMCO or NHP.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED


                                      Initial Cost                    Cost
                                     To Partnership               Capitalized
                                     (in thousands)                (Removed)
                                                                 Net Subsequent
                                                                 to Acquisition
                                                                 (in thousands)
                                             Buildings
                                            and Related
                                             Personal                    Carrying Cost
           Description             Land      Property     Improvements    Adjustments
  Edmond Estates
    Limited Partnership            $ 150      $ 2,470        $ 350          $(1,266)

                         Gross Amount At Which
                                Carried
                         At December 31, 2001
                            (in thousands)


                               Buildings
                                  And
                                Related
                               Personal          Accumulated     Date of     Date   Depreciable
      Description       Land   Property   Total  Depreciation Construction Acquired Life Years

  Edmond Estates        $ 166   $ 1,538  $1,704      $ 874         1972      6/85    5-50 yrs.
  Limited
    Partnership

(1)   Schedule of Encumbrances

                                                            Notes
                                                         Payable and
                                           Mortgage        Accrued
Partnership Name                             Notes        Interest        Total

Edmond Estates Limited Partnership          $ 841         $ 2,477       $ 3,318


(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $150,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $2,954,000. The aggregate accumulated depreciation for Federal income tax purposes is approximately $2,684,000.


(3)   Reconciliation of real estate


                                                         Years Ended December 31,
                                                       2001                 2000

Balance at beginning of period                      $  7,627            $ 27,664
Improvements during the period                           204                 331
Sale of investment in rental property                 (6,127)                 --
Transfer of interest of rental properties                 --             (20,368)
Balance at end of period                            $  1,704              $7,627

Reconciliation of accumulated depreciation
                                                         Years Ended December 31,
                                                       2001                 2000

Balance at beginning of period                      $  3,429             $ 10,667
Depreciation expense for the period                      237                  267
Sale of interest in rental property                   (2,792)                  --
Transfer of interest of rental properties                 --               (7,505)
Balance at end of period                            $    874             $  3,429


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

Lance J. Graber (age 40) was appointed Executive Vice President - Affordable Transactions of NCHP and AIMCO in October 1999. His principal business function is affordable housing transactions. Prior to joining AIMCO, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

Patrick J. Foye (age 44) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 40).  See "Directors of NCHP."

Patrick J. Foye  (age 44). See "Directors of NCHP."

David Robertson (age 36) was appointed Executive Vice President - Affordable Properties of NCHP and AIMCO in February 2002. He is responsible for affordable property operations, refinancing and other value creation within AIMCO's affordable portfolio. Prior to joining AIMCO, Mr. Robertson was a member of the investment-banking group at Smith Barney from 1991 to 1996, during which time he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994.

Joel F. Bonder (age 53) was appointed Executive Vice President Legal and Regulatory Affairs in August 2001 and previously served as Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997 to August 2001. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until it was acquired by AIMCO in December 1997.

Paul J. McAuliffe (age 45) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp from May 1996 until February 1999.

Martha L. Long (age 42) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO.

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

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit of approximately $41,000 and non-audit services (principally tax-related) of approximately $6,000.

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

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2001.

                      Name of                 Number of
                 Beneficial Owner               Units      % of Class

       AIMCO and affiliates                    1,664.5       14.73%
       (affiliates of the General Partner)

The  business  address of AIMCO is 2000 South  Colorado  Boulevard,  Denver,  CO
80222.

Item 12. Certain Relationships and Related Transactions

The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $13,000 in 2001 and $34,000 in 2000. As of December 31, 2001, the Partnership owed approximately $16,000 to the General Partner for accrued administrative and reporting fees.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by one Local Limited Partnership during 2001 and two of the Local Limited Partnerships during the period ended October 16, 2001 and year ended 2000. NHPMC and other affiliates of NCHP earned approximately $193,000 and $211,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $38,000 for the year ended December 31, 2001. There were no such fees during the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $231,000 and $411,000, respectively.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Local Limited Partnerships paid AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Exhibits

      Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report:

      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

                                National Housing Partnership Realty Fund III

                             By:  The National Housing Partnership,
                                  its sole general partner

                             By: National Corporation for Housing Partnerships, its sole general partner




April 11, 2002                      /s/ Patrick J. Foye
Date                                Patrick J. Foye
                                    President


April 11, 2002                      /s/ Martha L. Long
Date                                Martha L. Long
                                    Senior Vice President and
                                    Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




________________                    /s/ Patrick J. Foye
Date                                Patrick J. Foye
                                    President


________________                    /s/ Martha L. Long
Date                                Martha L. Long
                                    Senior Vice President and
                                    Controller

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERS REALTY FUND III

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana


We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 2001, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III holds a limited partnership interest as of December 31, 2001, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6 and 10 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable have expired, and therefore, the notes are in default. During the year ended December 31, 2001, note holders for certain Local Limited Partnerships foreclosed on the Partnership interests (Note 6). These conditions raise substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
                                                           /s/Ernst & Young  LLP
Indianapolis, Indiana
February 22, 2002

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENT OF FINANCIAL POSITION


                                December 31, 2001
                                   (in thousands)



                                     ASSETS


Cash and cash equivalents                                       $ 1,005
Accounts receivable, net (Note 2)                                   381
Tenants' security deposits held in trust funds                       15
Prepaid taxes and insurance and other assets                         18
Mortgage escrow deposits (Note 5)                                   155
Rental property, net (Notes 4, 5, and 11)                           830

                                                                 $2,404


                        LIABILITIES AND PARTNERS' DEFICIT


Accounts payable and accrued expenses:
  Accounts payable                                              $    397
  Notes Payable (Note 6)                                             978
  Accrued interest on notes payable (Note 6)                       1,845
                                                                   3,220

Tenants' security deposits payable                                    14
Deferred income                                                        1
Due to partners (Note 7)                                             161
Accrued interest on partner loans                                     33
Mortgage note payable (Note 5)                                       841
Partners' deficit                                                 (1,866)

                                                                $  2,404

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                   (in thousands)


                                                              Years Ended December 31,
                                                                  2001         2000
REVENUE:
  Rental income (Note 3)                                      $ 1,581      $ 2,032
  Interest income                                                  23           24
  Other income                                                     74           56
  Gain on sale of investment property                           3,024           --
                                                                4,702        2,112

EXPENSES:
  Administrative expenses                                         406          175
  Operating and maintenance expenses                              134          545
  Management and other services from related party (Note 9)       193          211
  Salaries and related benefits to related party (Note 9)         231          411
  Depreciation and amortization                                   237          267
  Taxes and insurance                                             219          243
  Financial expenses - primarily interest (Note 5)                 28           75
  Interest on notes payable (Notes 6 and 7)                       269          329
  Annual partnership administrative fees to General
   Partner (Note 7)                                                17           15
                                                                1,734        2,271

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                        2,968         (159)
Gain on forgiveness of debt                                     2,530           --
Loss on early extinguishment of debt                              (53)          --
NET INCOME (LOSS)                                             $ 5,445      $  (159)

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                   (in thousands)


                                   National
                                   Housing        The
                                 Partnership    National     NHP
                                 Realty Fund    Housing   Investment
                                    Three     Partnership  Partners I     Total

Deficit at January 1, 2000       $(16,329)    $  (762)      $  (404)   $(17,495)

Net loss                             (155)         (2)           (2)       (159)

Transfer of interest (Note 6)      10,309         105           134      10,548

Deficit at December 31, 2000       (6,175)       (659)         (272)     (7,106)

Net income                          5,337          54            54       5,445

Distributions to partners            (170)        (35)           --        (205)

Deficit at December 31, 2001      $(1,008)    $  (640)      $  (218)   $ (1,866)

Percentage interest at
  December 31, 2000 and 2001            (A)        (B)           (C)

(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses) in one local limited partnership, and a 99% partnership interest in one local limited partnership and held a 94.5% limited partnership interest (98% with respect to allocation of losses) in five Local Limited Partnerships until January 15, 2000, and two local limited partnerships until January 31, 2000.

(B) Holds a 1% general partnership interest in two local limited partnerships and held a 1% general partnership interest in five local limited partnerships until January 15, 2000, and in two local limited partnerships until January 31, 2000.

(C) Holds a 4.5% limited partnership interest in two local limited partnership (1% with respect to allocation of losses) and held a 4.5% limited partnership interest (1% with respect to allocation of losses) in five local limited partnerships until January 15, 2000, and in two local limited partnerships until January 31, 2000.

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                Years Ended December 31,
                                                                  2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                           $  1,685         $  2,069
   Interest receipts                                               22               31
   Interest reduction subsidy                                      15               --
   Other operating receipts                                        97               36
   Entity receipts                                                  2                1
   Total receipts                                               1,821            2,137

  Disbursements:
   Administrative                                                (194)            (196)
   Management fees                                               (157)            (185)
   Utilities                                                     (199)            (239)
   Salaries and wages                                            (283)            (339)
   Operating and maintenance                                     (218)            (253)
   Real estate taxes                                              (82)            (131)
   Property insurance                                            (138)            (110)
   Miscellaneous taxes and insurance                              (78)             (85)
   Tenant security deposits                                        (1)              (2)
   Interest on partners loans                                     (51)              --
   Interest on notes payable                                     (788)             (25)
   Interest on mortgage                                            --              (46)
   Mortgage insurance premium                                      (6)             (18)
   Miscellaneous financial                                         (1)              (2)
   Transfer of operating cash to new owner                         --             (447)
   Entity disbursements:
     Interest on notes payable                                    (35)              --
     Miscellaneous disbursements                                 (131)             (17)

   Total disbursements                                         (2,362)          (2,095)
Net cash (used in) provided by operating activities              (541)              42
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in mortgage escrow accounts                          100              (88)
  Net change in replacement services accounts                      65               --
  Proceeds from disposal of rental property                     6,635               --
  Net purchase of fixed assets                                   (204)            (353)
  Other investing                                                (118)              88
  Distributions from lower tier                                    --               35
  Net cash provided by (used in) investing activities           6,478             (318)

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                   (Continued)


                                                                Years Ended December 31,
                                                                   2001           2000
CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                 $ (2,641)       $   (160)
  Principal payments on loans or notes payable                  (2,238)             --
  Proceeds from loans or notes payable                               9              15
  Distributions                                                   (205)            (35)
Net cash used in financing activities                           (5,075)           (180)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               862            (456)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       143             599
CASH AND CASH EQUIVALENTS, END OF YEAR                        $  1,005        $    143

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Net income (loss)                                         $  5,445        $   (159)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Depreciation and amortization                                  237             267
    Loss on early extinguishment of debt                            53              --
    Gain on forgiveness of debt                                 (2,530)             --
    Gain on disposal on rental properties                       (3,024)             --
    Changes in operating assets and liabilities:
      Net tenant receivables                                         4              11
      Accounts receivable - HUD                                     70              20
      Accounts receivable - other                                  (19)            (20)
      Accrued receivable                                            (1)             (1)
      Prepaid expenses                                              57              (4)
      Cash restricted for tenant security deposits                  40               1
      Other assets                                                   1              --
      Accounts payable trade                                       (68)             34
      Accrued wages payable                                         (9)             --
      Accrued liabilities                                          (31)             15
      Accrued interest - partner loans                             (72)             16
      Accrued interest - notes payable                            (513)            306
      Tenant security deposits held in trust fund                  (40)             (3)
      Prepaid revenue                                              (29)             (2)
      Entity liability accounts                                   (112)              8
      Transfer of operating cash to new owner                       --            (447)
        Total adjustments                                       (5,986)            201
      Net cash (used in) provided by operating activities      $  (541)        $    42

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

During 1985, the Partnership invested in twelve Local Limited Partnerships which directly or indirectly own and operate thirteen rental housing projects. The Partnership owns 94.5% limited partnership interests (98% with respect to allocation of losses) in one Local Limited Partnership at December 31, 2001. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

The remaining rental housing project was originally organized under Section 236 of the National Housing Act. As a limited partner, in accordance with the partnership agreements, the Partnership does not exercise control over the activities of the Local Limited Partnerships.

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

NHP is also the sole general partner of NHP Investment Partners I. NHP Investment Partners I holds a 4.5% limited partnership interest (1% with respect to losses) in one of the Local Limited Partnerships. NHP Investment Partners I held a 1% general partnership interest and a 98% limited partnership interest in this Local Limited Partnership prior to admittance of the Partnership.

      Basis of Combination

The combined financial statements include the accounts of the following nine Local Limited Partnerships in which the Partnership holds or held a limited partnership interest during 2000 or 2001:

         Edmond Estates  Limited  Partnership;
(b)Galion  Limited  Partnership;
(b)Indian  Valley I  Limited  Partnership;
(b)Indian  Valley  II  Limited Partnership;
(b)Indian  Valley  III  Limited  Partnership;
(b)Kimberly Associates  Limited  Partnership;
(a)Meadowood  Townhouses  III  Limited Partnership;
(b)Newton Hill Limited Partnership;  and (b)Woodmark Limited
   Partnership.

      (a)Owns a 99% limited partnership interest in one operating limited partnership, which sold its property in October 2001.
      (b)Partnership interest transferred in January 2000.

Significant Accounting Policies

The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. For the remaining Local Limited Partnership,
depreciation   of  the  buildings  and   improvements   is  computed  using  the
straight-line method, assuming a 50-year life from the date of initial occupancy. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Cash distributions are limited by the Regulatory Agreements between the rental projects and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For purposes of the statements of cash flows, the Local Limited Partnerships consider all highly liquid instruments purchased with initial maturities of three months or less to be cash equivalents.

Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Local Limited Partnerships.

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                December 31, 2001
                                                 (in thousands)
Net tenant accounts receivables                       $ 54
Interest reduction payment                               1
Escrows held by lender                                 305
Other                                                   21
Net accounts receivables                              $381

3.    HOUSING ASSISTANCE AGREEMENTS

The Federal Housing Administration (FHA) has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options. The Local Limited Partnerships received a total of approximately $652,000 and $758,000 in the form of housing assistance payments during 2001 and 2000, respectively, which is included in "Rental income" on the combined statements of operations.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 56 units, or 47% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicated the year within which the Section 8 rent subsidiary contracts expire:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2002                          56                100%                  47%

The property owned by the Local Limited Partnership receiving project based rent subsidies under Section 8 will have its contract expire during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by both Local Limited Partnerships); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

4.    RENTAL PROPERTY

      Rental property consists of the following:

                                             December 31, 2001
                                               (in thousands)

Land                                               $ 166
Buildings and improvements                          1,534
Furniture and equipment                                 4
                                                    1,704
Less accumulated depreciation                        (874)

Net rental property                                $ 830

5.    MORTGAGE NOTE PAYABLE

The mortgage note payable is insured by FHA and collateralized by a first deed of trust on the rental property. The note bears interest at a rate of 7% per annum. FHA, under an interest reduction contract with Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the 40-year terms of the notes. The liability of the Local Limited Partnership under the mortgage note is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

Under agreements with the mortgage lender and FHA, the Local Limited Partnership is required to make monthly escrow deposits for taxes, insurance and a reserve for the replacement of project assets, and are subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

Approximate maturities of mortgage note payable for the next five years are as follows (in thousands):

          2002                 $ 48
          2003                      51
          2004                      55
          2005                      59
          2006                      63
       Thereafter                  565
                               $ 841

6.    NOTES PAYABLE

A note payable was executed by the Local Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. This note bears simple interest at a rate of 9% per annum. The note is a nonrecourse note secured by a security interest in all partnership interests in the respective Local Limited Partnership and is subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

The following notes are currently in default and have matured:

Local Partnership                     Due Date    Note Amount   Accrued Interest
                                                         (in thousands)
Edmond Estates Limited Partnership    12/17/99       $ 978           $ 1,499
Meadowood Townhouses IV Limited
 Partnership                          11/01/99           --              346
                                                     $ 978           $ 1,845

Edmond Estates Limited Partnerships has a note which was executed by the Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note is nonrecourse and are subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage note. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due in December 1999 for Edmond Estates Limited Partnership. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell or, if sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of the remaining sale proceeds was used to make a payment on the deferred acquisition note. The holder of this note has accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale.

During 2000, the respective note holders foreclosed on the Partnership's interest in the following Limited Partnerships which secured each respective note: Woodmark, Galion, Indian Valley I, Indian Valley II, Indian Valley III, Newton Hill and Kimberly Associates. The Local Limited Partnerships did not have the resources to pay amounts due on the notes payable. With the loss of the Partnership's interest to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

7.    PAYABLES DUE PARTNERS

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of approximately $17,000 and $15,000 during 2001 and 2000, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. There was approximately $128,000 of payments made during 2001. There were no such payments made during 2000. The balances owed to the General Partner for these fees were approximately $119,000 at December 31, 2001.

During 2001 and 2000, the General Partner advanced approximately $1,000 and $15,000 to two of the Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 2001, was
approximately $11,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001.

Working capital loans of approximately $8,000 and $3,000 were made by the Partnership to the Local Limited Partnerships during the years ended December 31, 2001 and 2000, respectively. During 2001 and 2000, loans of $4,000 and $3,000, respectively, were repaid by Local Limited Partnership. The balance owed to the Partnership by the Local Limited Partnerships at December 31, 2001, was approximately $31,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001.

During 2001 and 2000, respectively, interest on advances from the Partnership and the General Partner of approximately $19,000 and $21,000 was recorded.

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

9.    RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by one of the Local Limited Partnerships during 2001 and two of the Local Limited Partnerships through the period ending October 16, 2001 and during 2000. NHPMC and other affiliates of NCHP earned approximately $193,000 and $211,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $38,000 for the year ended December 31, 2001. There were no such fees during the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $231,000 and $411,000, respectively.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Local Limited Partnerships paid AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration.

10.   GOING CONCERN

The remaining Local Limited Partnership's note payable is past due at December 31, 2001 (see Note 6). The financial statements do not include any adjustments which might result from the outcome of these uncertainties. The note is in default and the Local Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell, or if sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note.

11.   IMPAIRMENT LOSS ON RENTAL PROPERTY

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" requires the Local Limited Partnerships to record impairment losses when events and circumstances indicate that the investment in the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. No impairment losses were recorded during the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncement" in "Note 1.".

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of the rental property may still exceed their fair market value as of December 31, 2001. Should a Local Limited Partnership be forced to dispose of its property, it could incur a loss.

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