Form 10QSB
period 2002-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2002-05-14
CIK 769028

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

                For the quarterly period ended March 31, 2002


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                 NATIONAL  HOUSING  PARTNERSHIP  REALTY  FUND  III
                        (A Maryland Limited Partnership)
                        Statement of Financial Position
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2002



ASSETS
   Cash and cash equivalents                                          $ 46
   Accounts receivable                                                  341
   Investment in Local Limited Partnership                              653
                                                                     $1,040
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                        $ 18
   Accrued expenses                                                      12
                                                                         30

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (85)
   Original Limited Partner -- 1133 Fifteenth Street
      Three Associates                                                  (89)
   Other Limited Partners -- 11,300 investment units                  1,184
                                                                      1,010
                                                                     $1,040

                See Accompanying Notes to Financial Statements

b)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)



                                                             Three Months Ended
                                                                  March 31,
                                                            2002          2001
REVENUES:
  Equity income from investment in Local Limited
    Partnership                                           $    1         $   --
  Interest income                                              1              9
                                                               2              9
COSTS AND EXPENSES:
  Administrative and reporting fees to General
   Partner                                                     2              4
  Other operating expenses                                    13             22
                                                              15             26

NET LOSS                                                  $  (13)        $  (17)

NET LOSS ASSIGNABLE TO LIMITED PARTNERS                   $  (13)        $  (17)

NET LOSS PER LIMITED PARTNERSHIP INTEREST                 $(1.15)        $(1.48)

                See Accompanying Notes to Financial Statements

c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                   Statement of Partners' (Deficit) Equity
                                   (Unaudited)
                       (in thousands, except unit data)


                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates    Partners      Total

(Deficit) equity at
   December 31, 2001                 $ (85)        $ (89)       $ 1,197      $1,023

Net loss for the three months
   ended March 31, 2002                 --             --           (13)        (13)

(Deficit) equity at
   March 31, 2002                    $ (85)        $ (89)       $ 1,184      $1,010

Percentage interest at
   March 31, 2002                        1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,300 investment units

                See Accompanying Notes to Financial Statements


d)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                    2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                                $ 1          $ 9
   Operating expenses paid, including working capital
      advances of $8 in 2001                                           (1)        (58)
   Net cash used in operating activities                               --         (49)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                      (192)          --

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (192)         (49)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        238         468

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 46        $ 419

RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
     Net loss                                                      $ (13)       $ (17)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Equity income from investment in Local Limited
        Partnership                                                    (1)         --
      Increase in administrative and reporting fees
        payable                                                         2           4
      Increase (decrease) in accrued expenses                          12         (36)

          Total adjustments                                            13         (32)

     Net cash used in operating activities                          $ --        $ (49)

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interest at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. As of March 31, 2002, 11,300 limited partnership interests were outstanding.

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

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At March 31, 2002, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnerships share of the Local Limited Partnerships losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $6,000 and $11,000 of its allocated share of profits from one and two Local Limited Partnerships during the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the Partnership had not recognized approximately $2,427,000 of its allocated share of cumulative losses from one Local Limited Partnership in which its investment is zero.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. As such the Local Limited Partnership recognized approximately $1,000 in equity income for the three months ended March 31, 2002. As of March 31, 2002 the Partnership has an investment in Local Limited Partnership of approximately $653,000 which represents the residual cash flow from the sale of the property owned by Meadowood Townhouses III Limited Partnership.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the remaining Local Limited Partnership has been reduced to zero at March 31, 2002. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at March 31, 2002 is approximately $31,000.

During the three months ended March 31, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover partnership entity expenses. As noted above this amount has been included in operating expense for the three months ended March 31, 2001. There were no such advances made for the three months ended March 31, 2002.

No advances were made by the General Partner during the three months ended March 31, 2001 and 2002. The balance owed to the General Partner by the Local Limited Partnerships at March 31, 2002 is approximately $11,000. Interest is charged at prime plus 2% or 6.75% at March 31, 2002.

The following are combined statements of operations for the three months ended March 31, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                              March 31,
                                                         2002            2001
                                                            (in thousands)
         Rental income                                   $ 126          $ 461
         Other income                                        8              19
            Total income                                   134             480

         Operating expenses                                 76             268
         Interest, taxes, and insurance                     33             130
         Depreciation                                       18              71
            Total expense                                  127             469

         Net income                                       $ 7            $ 11

         National Housing Partnership
            Realty Fund III share of income               $ 7            $ 11

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the three months ended March 31, 2002 and 2001, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $2,000 and $4,000, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $18,000 at March 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III, and Edmond Estates Limited Partnerships both had notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes were nonrecourse and were subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income were payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for Edmond Estates Limited Partnerships. Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of remaining proceeds were used to make a payment on the deferred acquisition note. The holder of this note has accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreements. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $46,000 at March 31, 2002, as compared to approximately $238,000 at December 31, 2001. The decrease was due to the payment of withholding taxes on behalf of the limited partners of the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the remaining Local Limited Partnership has been reduced to zero at March 31, 2002. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at March 31, 2002 is approximately $31,000.

During the three months ended March 31, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover Partnership entity expenses. As noted above this amount has been included in operating expense for the three months ended March 31, 2001. There were no such advances made for the three months ended March 31, 2002.

No advances were made by the General Partner during the three months ended March 31, 2001 and 2002. The balance owed to the General Partner by the Local Limited Partnerships at March 31, 2002 is approximately $11,000. Interest is charged at prime plus 2% or 6.75% at March 31, 2002.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2002, investment in the remaining Local Limited Partnership had been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnership. There were no cash distributions during the three months ended March 31, 2002 and 2001. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

The property in which the Local Limited Partnership has invested receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Local Limited Partnership's ability to meet its cash obligations.

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in two Local Limited Partnerships with only one that operates one rental housing property. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Edmond Estates Limited Partnerships has been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded. With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. As such the Partnership recognized approximately $1,000 in equity income for the three months ended March 31, 2002. As of March 31, 2002 the Partnership has an investment in Local Limited Partnership of approximately $653,000 which represents the residual cash flow from the sale of the property owned by Meadowood Townhouses III Limited Partnership.

The Partnership had a net loss of approximately $13,000 for the three months ended March 31, 2002, compared to a net loss of approximately $17,000 for the three months ended March 31, 2001. The decrease in net loss was due to a decrease in operating expenses offset by a decrease in interest income. The Partnership did not recognize approximately $6,000 and $11,000 of its allocated share of profit from one and two Local Limited Partnership for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, the Partnership had not recognized approximately $2,427,000 of its allocated share of cumulative losses from one Local Limited Partnership in which its investment is zero.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 14, 2002