Form 10QSB
period 2002-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2002-08-14
CIK 769028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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




                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                         Statement of Financial Position
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



ASSETS
   Cash and cash equivalents                                          $ 41
   Accounts receivable                                                  341
   Investment in Local Limited Partnership                              651
                                                            --          ---
                                                                     $1,033
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                        $ 19
   Accrued expenses                                                      22
                                                            ---          --
                                                                         41

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (85)
   Original Limited Partner -- 1133 Fifteenth
      Street Three Associates                                           (89)
   Other Limited Partners -- 11,300 investment units                  1,166
                                                                      -----
                                                                        992
                                                                     $1,033

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Operations
                                   (Unaudited)
                        (in thousands, except per unit data)



                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                       2002          2001          2002         2001
                                       ----          ----          ----         ----
Revenues:
  Interest income                     $    --         $ 4         $     1     $    13
                                       ------          --          ------      ------
                                         --             4             1          13
                                  ----   --     -----   -        -------     ------
costs and expenses:
  Equity loss from investment
    in Local Limited Partnership            2            --             1          --
  Administrative and reporting
    fees to General Partner                 1             3             3           7
  Other operating expenses                 15            19            28          41
                                    ----   --     ----   --        ------      ------
                                           18            22            32          48
                                    ----   --     ----   --        ------      ------

Net loss                               $ (18)        $ (18)       $   (31)    $   (35)
                                        ====          ====         ======      ======

Allocation of net loss:
  General Partner - NHP                $ --          $ --         $    --     $    --
  Original Limited Partner --
  1133 Fifteenth Street Three
  Associates                               --            --            --          --
  Other Limited Partners                  (18)          (18)          (31)        (35)
                                     ---  ---      ---  ---        ------      ------

                                       $ (18)        $ (18)       $   (31)    $   (35)
                                        ====          ====         ======      ======
Net loss per other limited
  partnership interest                $ (1.59)      $ (1.57)      $ (2.74)    $ (3.05)
                                       ======        ======        ======      ======

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                     Statement of Partners' (Deficit) Equity
                                   (Unaudited)
                                   (in thousands)



                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates    Partners      Total

(Deficit) equity at
   December 31, 2001                 $ (85)        $ (89)       $1,197       $1,023

Net loss for the six months
   ended June 30, 2002                  --             --          (31)         (31)
                                  ---   --      ---    --       -- ---      --  ---

(Deficit) equity at
   June 30, 2002                     $ (85)        $ (89)       $1,166       $ 992
                                      ====          ====         =====        ====

Percentage interest at
   June 30, 2002                         1%            1%           98%        100%
                                  ====   ==     ====   ==      ===  ===    ==  ====
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,300 investment units

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                   (in thousands)



                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $ 1         $ 13
   Operating expenses paid                                           (6)        (70)
                                                                ---  --      -- ---
   Net cash used in operating activities                             (5)        (57)
                                                                ---  --      -- ---

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                     (192)       (138)
   Principal payments on loans or notes payable                      --          (2)
                                                               ---   --      --- --
   Net cash used in financing activities                           (192)       (140)
                                                                -  ----      - ----

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (197)       (197)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      238         468
                                                               --   ---     --  ---

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 41        $ 271
                                                                   ===         ====

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                    $ (31)       $ (35)
                                                                  ----         ----

     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Equity loss from investment in Local Limited
        Partnership                                                   1          --
      Increase in administrative and reporting fees
        payable                                                       3           7
      Increase (decrease) in accrued expenses                        22         (29)
                                                               ---   --      -- ---

          Total adjustments                                          26         (22)
                                                               ---   --      -- ---

     Net cash used in operating activities                        $ (5)       $ (57)
                                                                   ===         ====

                   See Accompanying Notes to Financial Statements

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interest at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. As of June 30, 2002, 11,300 limited partnership interests were outstanding.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At June 30, 2002, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnerships share of the Local Limited Partnerships losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $44,000 of its share of losses and $19,000 of its allocated share of profits from one and two Local Limited Partnerships during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Partnership had not recognized approximately $2,476,000 of its allocated share of cumulative losses from one Local Limited Partnership in which its investment is zero.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. As such the Local Limited Partnership recognized approximately $1,000 in equity loss for the six months ended June 30, 2002. As of June 30, 2002 the Partnership has an investment in Local Limited Partnership of approximately $651,000 which represents the residual cash flow from the sale of the property owned by Meadowood Townhouses III Limited Partnership.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the remaining Local Limited Partnership has been reduced to zero at June 30, 2002. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at June 30, 2002 is approximately $31,000.

During the six months ended June 30, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover partnership entity expenses. As noted above this amount has been included in operating expense for the six months ended June 30, 2001. There were no such advances made for the six months ended June 30, 2002.

During the six months ended June 30, 2002 the General Partner advanced approximately $57,000 to one of the Local Limited Partnerships to fund partnership entity expenses. No advances were made by the General Partner during the six months ended June 30, 2001. The balance owed to the General Partner by the Local Limited Partnerships at June 30, 2002 is approximately $68,000. Interest is charged at prime plus 2% or 6.75% at June 30, 2002.

The following are combined statements of operations for the six months ended June 30, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2002          2001         2002         2001
                                      ----          ----         ----         ----
                                        (in thousands)             (in thousands)

Rental income                        $ 122         $ 474         $ 248       $ 935
Other income                              7            22            15          41
                                   -----  -     ----   --      ----  --    ----  --
   Total income                         129           496           263         976
                                   ---  ---     ---   ---      ---  ---    ---  ---

Operating expenses                      128           267           204         535
Interest, taxes, and insurance           35           151            68         281
Depreciation                             19            70            37         141
                                   ----  --     ----   --      ----  --    ---  ---
   Total expense                        182           488           309         957
                                   ---  ---     ---   ---      ---  ---    ---  ---

Net (loss) income                    $ (53)         $ 8          $ (46)       $ 19
                                      ====           ==           ====         ===

National Housing Partnership
  Realty Fund III share of
   (loss) income                     $ (52)         $ 8          $ (45)       $ 19
                                      ====           ==           ====         ===

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the six months ended June 30, 2002 and 2001, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $3,000 and $7,000, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $19,000 at June 30, 2002.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)   GOING CONCERN

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

LIQUIDITY AND CAPITAL RESOURCES

All of the Local Limited Partnerships in which the Partnership has invested carry notes payable due the original owner of each Property. All of the notes reached final maturity during 1999. These notes were secured by both the
Partnership's and the General Partner's interests in the Local Limited Partnerships. Meadowood Townhouses III and Edmond Estates Limited Partnerships both had notes which were executed by the respective Limited Partnerships with the seller as part of the acquisition of the property by the Limited Partnership. The notes were nonrecourse and were subordinated to the respective mortgage notes on each property for as long as HUD insures the mortgage notes. Any payments due from project income were payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the notes. The notes were due in November 1999 for Meadowood Townhouse III and in December 1999 for Edmond Estates Limited Partnerships. Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of remaining proceeds were used to make a payment on the deferred acquisition note. The holder of this note has accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreements. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $41,000 at June 30, 2002, as compared to approximately $238,000 at December 31, 2001. The decrease was due to the payment of operating expenses and withholding taxes on behalf of the limited partners of the Partnership partially offset by interest income received as a result of cash balances maintained in interest bearing accounts. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the remaining Local Limited Partnership has been reduced to zero at June 30, 2002. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at June 30, 2002 is approximately $31,000.

During the six months ended June 30, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover Partnership entity expenses. As noted above this amount has been included in operating expense for the six months ended June 30, 2001. There were no such advances made for the six months ended June 30, 2002.

During the six months ended June 30, 2002 the General Partner advanced approximately $57,000 to one of the Local Limited Partnerships to fund partnership entity expenses. No advances were made by the General Partner during the six months ended June 30, 2001. The balance owed to the General Partner by the Local Limited Partnerships at June 30, 2002 is approximately $68,000. Interest is charged at prime plus 2% or 6.75% at June 30, 2002.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2002, investment in the remaining Local Limited Partnership had been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnership. There were no cash distributions during the six months ended June 30, 2002 and 2001. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in two Local Limited Partnerships with only one that operates one rental housing property. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Edmond Estates Limited Partnerships has been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded. With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. As such the Partnership recognized approximately $1,000 in equity loss for the six months ended June 30, 2002. As of June 30, 2002 the Partnership has an investment in Local Limited Partnership of approximately $651,000 which represents the residual cash flow from the sale of the property owned by Meadowood Townhouses III Limited Partnership.

The Partnership had a net loss of approximately $18,000 and $31,000 for the three and six months ended June 30, 2002, compared to a net loss of approximately $18,000 and $35,000 for the three and six months ended June 30, 2001. The decrease in net loss for the six months ended June 30, 2002, was due to a decrease in operating expenses offset by a decrease in interest income. Operating expenses decreased due to a decrease in advances to one of the Local Limited Partners and administrative and reporting fees to the General Partner. Interest income decreased as a result of lower cash balances maintained in interest bearing accounts. The net loss for the three months ended June 30, 2002, remained relatively constant. The Partnership did not recognize approximately $44,000 of its share of losses and $19,000 of its allocated share of profit from one and two Local Limited Partnerships for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, the Partnership had not recognized approximately $2,476,000 of its allocated share of cumulative losses from one Local Limited Partnership in which its investment is zero.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  99    Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                                  (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund III (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.