Form 10QSB
period 2002-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2002-11-13
CIK 769028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



ASSETS
   Cash and cash equivalents                                          $ 684
   Accounts receivable                                                  341
                                                                     $1,025
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities
   Accrued expenses                                                   $ 24
                                                                        24

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (85)
   Original Limited Partner -- 1133 Fifteenth
      Street Three Associates                                           (89)
   Other Limited Partners -- 11,254 investment units                  1,175
                                                                      1,001
                                                                     $1,025


                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)



                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                       2002          2001          2002         2001
Revenues:
  Distribution in excess of
   investment in Local Limited
   Partnership                        $    20        $ --         $    20     $    --
  Interest income                           1             4             2          17
                                           21             4            22          17
costs and expenses:
  Share of loss from investment
    in Local Limited Partnership           --            --             1          --
  Administrative and reporting
    fees to General Partner
    (Note 3)                                1             4             4          11
  Other operating expenses                 11            20            39          61
                                           12            24            44          72

Net income (loss)                       $ 9          $ (20)       $   (22)    $   (55)

Allocation of net income (loss):
  General Partner - NHP                $ --          $ --         $    --     $    --
  Original Limited Partner --
  1133 Fifteenth Street Three
  Associates                               --            --            --          --
  Other Limited Partners                    9           (20)          (22)        (55)

                                        $ 9          $ (20)       $   (22)    $   (55)
Net income (loss) per other
  limited partnership interest         $ .79        $ (1.74)      $ (1.95)    $ (4.79)

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                     Statement of Partners' (Deficit) Equity
                                   (Unaudited)
                                 (in thousands)



                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates     Partners      Total

(Deficit) equity at
   December 31, 2001                 $ (85)        $ (89)       $1,197       $1,023

Net loss for the nine months
   ended September 30, 2002             --             --          (22)         (22)

(Deficit) equity at
   September 30, 2002                $ (85)        $ (89)       $1,175       $1,001

Percentage interest at
   September 30, 2002                    1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 11,254 investment units at September 30, 2002 and 11,300 investment units at December 31, 2001. During the nine months ended
      September 30, 2002, 46 units were abandoned (Note 6).

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $ 2         $ 17
   Distribution in excess of investment in Local
     Limited Partnership                                             20          --
   Payment of administrative and reporting fees                     (21)         --
   Operating expenses paid                                          (14)        (73)
   Net cash used in operating activities                            (13)        (56)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Local Limited Partnership recognized
    as return of capital                                           651           --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                     (192)       (138)
   Principal payments on loans or notes payable                      --          (2)
   Net cash used in financing activities                           (192)       (140)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                446        (196)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      238         468

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 684        $ 272

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                    $ (22)       $ (55)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Share of loss from investment in Local Limited
        Partnership                                                   1          --
      (Decrease) increase in administrative and reporting
        fees payable                                                (16)         11
      Increase (decrease) in accrued expenses                        24         (12)

          Total adjustments                                           9          (1)

     Net cash used in operating activities                       $ (13)       $ (56)

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. As of September 30, 2002, 11,254 limited partnership interests were outstanding.

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At September 30, 2002, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnerships share of the Local Limited Partnerships losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $46,000 of its share of losses and $50,000 of its allocated share of profits from one and two Local Limited Partnerships during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the
Partnership had not recognized approximately $2,478,000 of its allocated share of cumulative losses from one Local Limited Partnership in which its investment is zero.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. At December 31, 2001, the Partnership had an investment in the Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the nine months ended September 30, 2002, the Local Limited Partnership recognized approximately $1,000 in equity loss and the Partnership received a distribution of approximately $651,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $20,000 from Meadowood Townhouses III Limited Partnership during the nine months ended September 30, 2002.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the remaining Local Limited Partnership has been reduced to zero at September 30, 2002. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at September 30, 2002 is approximately $31,000.

During the nine months ended September 30, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover partnership entity expenses. As noted above this amount has been included in operating expense for the nine months ended September 30, 2001. There were no such advances made for the nine months ended September 30, 2002.

During the nine months ended September 30, 2002 the General Partner advanced approximately $57,000 to one of the Local Limited Partnerships to fund
partnership   entity  expenses.   During  2000,  the  General  Partner  advanced
approximately $5,000 to one of the Local Limited Partnerships to fund partnership entity expenses. During the nine months ended September 30, 2001, the Local Limited Partnership repaid the General Partner for this advance. No advances were made by the General Partner during the nine months ended June 30, 2001. The balance owed to the General Partner by the Local Limited Partnerships at September 30, 2002 is approximately $68,000. Interest is charged at prime plus 2% or 6.75% at September 30, 2002.

The following are combined statements of operations for the nine months ended September 30, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                      2002          2001         2002         2001
                                        (in thousands)             (in thousands)

Rental income                        $ 134         $ 454         $ 382      $ 1,389
Other income                              8            21            23          62
   Total income                         142           475           405       1,451

Operating expenses                       92           226           296         761
Interest, taxes, and insurance           33           145           101         426
Depreciation                             18            72            55         213
   Total expense                        143           443           452       1,400

Net (loss) income                     $ (1)         $ 32         $ (47)       $ 51

National Housing Partnership
  Realty Fund III share of
   (loss) income                      $ (1)         $ 32         $ (46)       $ 50

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the nine months ended September 30, 2002 and 2001, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $4,000 and $11,000, respectively, for services provided to the Partnership. The Partnership made a payment to the General Partner for these fees of approximately $21,000 during the nine months ended September 30, 2002. The Partnership did not make any payments to the General Partner for these fees during the nine months ended September 30, 2001.

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

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2002, the number of Limited Partnership Units decreased by 46 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the nine months ended September 30, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership's liquidity based on cash and cash equivalents increased to approximately $684,000 at September 30, 2002 as compared to approximately $238,000 at December 31, 2001. The increase was due to a distribution from the sale of the property owned by Meadowood Townhouses III Limited Partnership and interest income received as a result of cash balances maintained in interest bearing accounts, partially offset by the payment of operating expenses and withholding taxes on behalf of the limited partners of the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the remaining Local Limited Partnership has been reduced to zero at September 30, 2002. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at September 30, 2002 is approximately $31,000.

During the nine months ended September 30, 2001 the Partnership advanced one of the Local Limited Partnerships approximately $8,000 to cover Partnership entity expenses. As noted above this amount has been included in operating expense for the nine months ended September 30, 2001. There were no such advances made for the nine months ended September 30, 2002.

During the nine months ended September 30, 2002 the General Partner advanced approximately $57,000 to one of the Local Limited Partnerships to fund
partnership   entity  expenses.   During  2000,  the  General  Partner  advanced
approximately $5,000 to one of the Local Limited Partnerships to fund partnership entity expenses. During the nine months ended September 30, 2001, the Local Limited Partnership repaid the General Partner for this advance. No advances were made by the General Partner during the nine months ended September 30, 2001. The balance owed to the General Partner by the Local Limited Partnerships at September 30, 2002 is approximately $68,000. Interest is charged at prime plus 2% or 6.75% at September 30, 2002.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 2002, investment in the remaining Local Limited Partnership had been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnership. During the nine months ended September 30, 2002, the Partnership received a distribution of approximately $651,000 from Meadowood Townhouses III Limited Partnership which along with the equity loss of approximately $1,000 from the Local Limited Partnership reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $20,000 from Meadowood Townhouses III Limited Partnership. There were no cash distributions during the nine months ended September 30, 2001. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in two Local Limited Partnerships with only one that operates one rental housing property. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Edmond Estates Limited Partnerships has been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded. With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. At December 31, 2001, the Partnership had an investment in the Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the nine months ended September 30, 2002, the Local Limited Partnership recognized approximately $1,000 in equity loss and the Partnership received a distribution of approximately $651,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $20,000 from Meadowood Townhouses III Limited Partnership during the nine months ended September 30, 2002.

The Partnership had net income of approximately $9,000 and a net loss of approximately $22,000 for the three and nine months ended September 30, 2002 compared to a net loss of approximately $20,000 and $55,000 for the three and nine months ended September 30, 2001. The increase in net income and decrease in net loss for the three and nine months ended September 30, 2002, was due to a distribution received from the sale of the property owned by Meadowood
Townhouses III Limited Partnership and a decrease in operating expenses. Operating expenses decreased due to a decrease in advances to one of the Local Limited Partners and administrative and reporting fees to the General Partner. The Partnership did not recognize approximately $46,000 of its share of losses and $50,000 of its allocated share of profit from one and two Local Limited Partnerships for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, the Partnership had not recognized approximately $2,478,000 of its allocated share of cumulative losses from one Local Limited Partnership in which its investment is zero.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarter report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  99    Certification of Chief Executive   Officer   and  Chief
                        Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date:

                                  CERTIFICATION

I, Patrick J. Foye, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund III;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  _________ __, 2002

                                 _______________________
                                 Patrick J. Foye
                                 Executive Vice President of National
                                 Corporation for Housing Partnerships,
                                 equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  _________ __, 2002

                                _______________________
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial
                                Officer of National  Corporation for Housing
                                Partnerships,   equivalent   of  the   chief
                                financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund III (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.