Form 10QSB/A
period 2002-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2002-11-15
CIK 769028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to correct a typing error in Part I - Item 3. Controls and Procedures, to correctly list the appropriate titles for the individuals on the Signature and Certification pages and to include dates on the Signature and Certification pages, which had been inadvertently omitted.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: November 13, 2002

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


Date:  November 13, 2002

                                 _______________________
                                 Patrick J. Foye
                                 President of National
                                 Corporation for Housing Partnerships,
                                 equivalent of the chief executive officer of the Partnership

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


Date: November 13, 2002

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


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.