Form 10KSB
period 2002-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2003-03-31
CIK 769028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                      For the transition period _________to _________

                         Commission file number 0-14457

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
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

                      11,254 Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $50,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2002. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

Item 1.     Description of Business

National Housing Partnership Realty Fund III (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of May 10, 1985. On June 14, 1985, the Partnership commenced offering 11,500 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering was terminated on July 18, 1985, with subscriptions for all 11,500 limited partnership interests. As of December 31, 2002, 11,254 limited partnership interests were outstanding.

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Partnership's business is to hold limited partnership interests in two limited partnerships ("Local Limited Partnerships") one of which owns and operates a multi-family rental housing property ("Property"), which receives one or more forms of assistance from the Federal Government. The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Properties. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment and, as a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The following is a schedule of the Property owned by the Local Limited Partnership in which the Partnership is a limited partner as of December 31, 2002:

             SCHEDULE OF PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP
     IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT


                                                                       Occupancy
                                      Financed,    Units Authorized  Percentage
                                       Insured        for Rental    for the Years Ended
 Property Name, Location  Number of      and       Assistance Under December 31,
                                      Subsidized
  and Partnership Name      Units       Under       Section 8 (B)   2002    2001

Edmond Estates               120         (A)            56           98%      98%
  Phoenix City, Alabama
  (Edmonds Estates
Limited Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

Ownership Percentages

The following sets forth the Partnership's ownership percentage of the Local Limited Partnerships and the cost of acquisition of such ownership. The interest is limited partner interest. Also included are the total mortgage encumbrance and notes payable and accrued interest on the property of the Local Limited Partnerships as of December 31, 2002 (in thousands).


                        NHP Realty Fund III      Original Cost
                                Percentage       of Ownership   Mortgage   Notes Payable and
        Partnership              Interest          Interest       Note    Accrued Interest (1)

   Edmond Estates, L.P.           94.5%             $  416      $    793        $2,566
   Meadowood
    Townhouses III, LP (2)        99.0%              2,998            --           101

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

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

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 56 units, or approximately 47% of the units in which the Partnership has invested at December 31, 2002. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve months' work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permits the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnership, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contract expires:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2003                          56                100%                  47%

The property owned by the Local Limited Partnership receiving project based rent subsidies under Section 8 will have its contract expire during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at existing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by the Local Limited Partnership); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Property, or restrict certain further renovations of the Property, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with these laws.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

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

Item 2.     Description of Property

See "Item 1" for the real estate owned by the Partnership through the ownership of limited partnership interests in a Local Limited Partnership.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of limited partnership interest holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

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

      (b) As of December 31, 2002, there were 767 registered holders of 11,254 limited partnership interests (in addition to 1133 Fifteenth Street Three Associates - See "Item 7. Financial Statements - Note 1"). In 2002 and 2001, the number of Limited Partnership Units decreased by 46 and 180 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2002.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Property in which the Partnership has invested, through its investments in the Local Limited Partnership, receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

One of the Local Limited Partnerships in which the Partnership has invested carries a note payable due to the original owner of the Property. This note reached final maturity during 1999. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership. Edmond Estates Limited Partnership has a note which was executed by the Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note is nonrecourse and is subordinated to the mortgage note on the property for as long as HUD insures the mortgage note. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due in December 1999 for Edmond Estates. Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of remaining proceeds were used to make a payment on the deferred acquisition note. The holder of this note accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

The Partnership's liquidity based on cash and cash equivalents increased to approximately $647,000 at December 31, 2002, from approximately $238,000 at December 31, 2001. The increase was primarily due to a distribution of approximately $672,000, including approximately $45,000 received in excess of its investment, from the sale of Meadowood Townhouses III Limited Partnership partially offset by withholding taxes paid for limited partners and operating expenses paid. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnership is expected to adequately fund the operations of the Partnership in 2003. However, there can be no assurance that future distributions will be adequate to fund the operations beyond 2003.

Working capital loans of approximately $8,000 were made by the Partnership to the Local Limited Partnerships during the year ended December 31, 2001. There were no such advances made during the year ended December 31, 2002. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $31,000 at December 31, 2002. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of December 31, 2002, the investment in both Local Limited Partnerships has been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in the recognition of equity income in investment in the Local Limited Partnership of approximately $822,000. At December 31, 2001, the Partnership had an investment in Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. For this investment, distributions received are recorded as a reduction of the investment in Local Limited Partnership. During 2001, a distribution of $170,000 was received from Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002, the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited
Partnership of approximately $45,000 from Meadowood Townhouses III Limited Partnership during the year ended December 31, 2002. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in two Local Limited Partnerships with only one that operates a rental housing property at December 31, 2002. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnership is no longer being recorded. With the sale of the property owned by Meadowood Townhouses III Limited Partnership during the year ended December 31, 2001, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in the recognition of equity income in investment in the Local Limited Partnership of approximately $822,000. At December 31, 2001, the Partnership had an investment in one Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002, the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $45,000 from Meadowood Townhouses III Limited Partnership during the year ended December 31, 2002, which is reflected in revenues on the statements of operations.

The Partnership's net loss was approximately $34,000 for the year ended December 31, 2002 as compared to a net income of approximately $764,000 for the year ended December 31, 2001. Similarly, net loss per unit of limited partnership interest was $3 in 2002 compared to net income per unit of $66 in 2001 for the units outstanding at December 31, 2002 and 2001, respectively. This decrease was primarily due to the recognition of a portion of the equity income from Meadowood Townhouses III Limited Partnership in 2001, as discussed above, slightly offset by a decrease in administrative and reporting fees and other operating expenses. As indicated above, the Partnership's net investment in one Local Limited Partnership was reduced to zero in a prior year (see Note 2 to the Partnership's financial statements). As a result, the Partnership did not recognize approximately $71,000 of its allocated share of loss from the Local Limited Partnership for the year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.


Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' (Deficit) Equity - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements
                         Report of Independent Auditors



To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 2002, and the related statements of operations, partners' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund III at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due date of the Local Limited Partnership's note payable has expired, and therefore, the note is in default. These conditions raise substantial doubt about the Local Limited Partnership's and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                           /s/Ernst & Young  LLP
Indianapolis, Indiana
March 7, 2003

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                December 31, 2002

                        (in thousands, except unit data)

                               ASSETS
   Cash and cash equivalents                                         $  647
   Accounts receivable                                                  342
                                                                     $  989

                     PARTNERS' (DEFICIT) EQUITY

Partners' (deficit) equity:
   General Partner -- The National Housing Partnership (NHP)            (85)
   Original Limited Partner -- 1133 Fifteenth Street Three
      Associates                                                        (89)
   Other Limited Partners -- 11,254 investment units                  1,163
                                                                        989
                                                                     $  989


                       See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)

                                                        Years Ended December 31,
                                                             2002         2001

REVENUES:
  Equity in income from investment in Local Limited
   Partnership                                           $    --      $   822
  Distribution in excess of investment in Local
   Limited Partnership                                        45           --
  Interest income                                              3           19
  Other income                                                 2            9
                                                              50          850
COST AND EXPENSES:
  Equity in loss from investment in Local Limited
    Partnership                                               25           --
  Administrative and reporting fees to General
    Partner                                                    5           13
  Other operating expenses                                    54           73
                                                              84           86
  NET (LOSS) INCOME                                      $   (34)     $   764

ALLOCATION OF NET (LOSS) INCOME:
  General Partner - NHP                                  $    --      $     8
  Original Limited Partner - 1133 Fifteenth
    Street Three Associates                                   --            8
  Other Limited Partners - 11,254 and 11,300
    investment units at December 31, 2002 and
    December 31, 2001, respectively                          (34)         748
                                                         $   (34)     $   764

NET (LOSS) INCOME PER OTHER LIMITED PARTNERSHIP
  INTEREST                                               $    (3)     $    66

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

                              A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' (DEFICIT) EQUITY

                        (in thousands, except unit data)


                                The National 1133
                                     Housing       Fifteenth        Other
                                   Partnership    Street Three     Limited
                                      (NHP)         Associates      Partners       Total

(Deficit) equity at
   January 1, 2001                    $ (93)         $ (97)         $ 449          $ 259

Net income for the year ended
   December 31, 2001                       8              8            748            764

(Deficit) equity at
   December 31, 2001                     (85)           (89)         1,197          1,023

Net loss for the year ended
   December 31, 2002                      --             --            (34)           (34)

(Deficit) equity at
   December 31, 2002                  $ (85)         $ (89)        $ 1,163         $ 989

Percentage interest at
   December 31, 2002 and 2001            1%               1%            98%          100%
                                         (A)             (B)            (C)


(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of 11,254  investment  units at  December  31,  2002 and  11,300 investment  units at December 31, 2001.  During 2002 and 2001,  46 and 180
      investment units were abandoned, respectively (Note 7).

                       See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                  Years Ended December 31,
                                                                     2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distribution in excess of investment in Local Limited
   Partnership                                                  $      45       $      --
  Payment of administrative and reporting fees to
   General Partner                                                    (21)           (170)
  Interest received                                                     3              19
  Other income received                                                 2               9
  Operating expenses paid, including working capital
    advances of $8,000 in 2001                                        (54)           (118)

    Net cash used in operating activities                             (25)           (260)

Cash flows provided by investing activities:
  Distribution received from Local Limited Partnership                 --             170
  Distribution from Local Limited Partnership recognized
   as return of capital                                               627              --
  Net cash provided by investing activities                           627             170

CASH FLOWS FROM FINANCING ACTIVITIES:
  Withholding taxes paid for limited partners                        (193)           (138)
  Principal payments on loans or notes payable                         --              (2)

    Net cash used in financing activities                            (193)           (140)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  409            (230)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          238             468

CASH AND CASH EQUIVALENTS, END OF YEAR                          $     647       $     238

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:

Net (loss) income                                               $     (34)      $     764
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
        Equity loss (income) from investment in Local
         Limited Partnership                                           25            (822)
        Decrease in administrative and reporting fees
          payable to the General Partner                              (16)           (157)
        Decrease in payables                                           --             (45)

   Total adjustments                                                    9          (1,024)

   Net cash used in operating activities                        $     (25)      $    (260)

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

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Three Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

During 1985, the Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve limited partnerships (Local Limited Partnerships), which were organized in 1984 to directly or indirectly own and operate existing rental housing projects. At December 31, 2002, the Partnership retained an ownership interest in two of the original Local Limited Partnerships. During the year ended December 31, 2001, one of the Local Limited Partnerships sold its property. Once all of the cash of the Local Limited Partnership is disbursed, it will be terminated.

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

Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 2). An investment account is maintained for each of the Local Limited Partnership investments and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year they are received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations for the Partnership. However, the accompanying combined statements of operations (Note 2) have been restated as of January 1, 2001, to reflect the gain on sale and operations of Meadowood Townhouses III Limited Partnership as gain from sale of discontinued operations and gain from discontinued operations, respectively, due to its sale in October 2001.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations for the Partnership. However, the accompanying combined statements of operations (Note 2) have been restated to reflect the gain on forgiveness of debt for Meadowood Townhouses III Limited Partnership as gain from discontinued operations, due to its sale in 2001.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

2. INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At December 31, 2002, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

Since the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profit less the Partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $72,000 of its allocable share of loss and $3,326,000 of its allocated share of profit from one and two Local Limited Partnerships during 2002 and 2001, respectively. With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership of approximately $822,000. At December 31, 2001, the Partnership had an investment in Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002, the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $45,000 from Meadowood Townhouses III Limited Partnership during the year ended December 31, 2002. As of December 31, 2002 and 2001, the Partnership had not recognized approximately $2,505,000 and $2,433,000, respectively, of its allocated share of cumulative losses from Edmond Estates Limited Partnership in which its investment is zero.

During 2002 and 2001, the General Partner advanced approximately $57,000 and $1,000 to one of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. During 2001, loans of approximately $76,000 were repaid by one Local Limited Partnership. There were no such repayments during the year ended December 31, 2002. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 2002, was approximately $68,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 6.25% at December 31, 2002.

Working capital loans of approximately $8,000 were made by the Partnership to the Local Limited Partnerships during the year ended December 31, 2001. There were no such advances made during the year ended December 31, 2002. During 2001, loans of $4,000 were repaid by one Local Limited Partnership. There were no such repayments during the year ended December 31, 2002. During 1993, the Partnership re-evaluated the collectibility of the total outstanding advances made to the Local Limited Partnerships and determined, based on the Local Limited Partnerships' operations, that such advances were not likely to be collected. The Partnership treated the advances balance as additional "Investment in Limited Partnerships" for accounting purposes. The balance was then reduced to zero, with corresponding charges to operations or the investment balance for the individual Local Limited Partnerships. The charge to operations in 1994 reduced the Partnership's investment in Local Limited Partnerships to zero. These advances plus accrued interest remain due and payable to the Partnership. As of December 31, 2002, the balance of such advances was approximately $31,000. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% or 6.25% at December 31, 2002. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership property. Any future repayment of advances or interest will be reflected as Partnership income when received.

Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 2002, and the combined results of operations for the years ended December 31, 2002 and 2001 are as follows:

                        CONDENSED COMBINED FINANCIAL POSITION
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                              December 31, 2002
Assets:
  Land                                                               $   166
  Buildings and improvements, net of accumulated
   depreciation of approximately $949                                    643
  Other assets                                                           473
                                                                     $ 1,282
Liabilities and Partners' Deficit:
  Liabilities:
   Mortgage notes payable                                            $   793
   Notes payable                                                         978
   Accrued interest on notes payable                                   1,689
   Other liabilities                                                     465
                                                                       3,925
Partners' Deficit:
  National Housing Partnership Realty Fund III                        (1,778)
  Other partners                                                        (865)
                                                                      (2,643)
                                                                    $  1,282

                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)


                                                         Years Ended December 31,
                                                           2002             2001
                                                                         (Restated)
Rental and other income                                 $    552         $    528
Expenses:
  Operating expenses                                         459              444
  Financial expenses - primarily interest                      3                4
  Interest on notes payable                                   88               88
  Depreciation and amortization                               75               67
    Total expenses                                           625              603
Loss from continuing operations                              (73)             (75)
Gain on sale of discontinued operations                       --            3,024
(Loss) income from discontinued operations                   (25)           2,496
Net (loss) income                                       $    (98)        $  5,445

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The twelve Local Limited Partnerships were formed during 1984 for the purpose of directly or indirectly operating thirteen rental housing projects. During the year ended December 31, 2001, Meadowood III Limited Partnership sold its only investment property. The projects in which the Partnership was invested received a total of approximately $208,000 and $652,000 of rental assistance from HUD during the years ended December 31, 2002 and 2001, respectively.

The Federal Housing Administration (FHA) has contracted with the one subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnership on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 56 units, or 47% of the units in which the Partnership has invested at December 31, 2002. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2003                          56                100%                  47%

The property owned by the Local Limited Partnership receiving project based rent subsidies under Section 8 will have its contract expire during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by the Local Limited Partnership); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Depreciation of the buildings and improvements and equipment for the Local Limited Partnership is computed generally by the straight-line method, over the estimated lives of the related assets.

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

A note payable was executed by the Local Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. This note bears simple interest at a rate of 9% per annum. The note is a nonrecourse note secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note.

The following notes are currently in default and have matured:

Local Partnership                     Due Date    Note Amount   Accrued Interest
                                                         (in thousands)
Edmond Estates Limited Partnership    12/17/99       $ 978           $ 1,588
Meadowood Townhouses III Limited
 Partnership                          11/01/99           --              101
                                                     $ 978           $ 1,689

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

Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires the Local Limited Partnership to record an impairment loss when events and circumstances indicate that the investment in the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. There were no impairment losses recorded during the years ended December 31, 2002 and 2001, respectively.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of the rental property may still exceed their fair market value as of December 31, 2002. Should the Local Limited Partnership be forced to dispose of its property, it could incur a loss.

3. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $5,000 in 2002 and $13,000 in 2001. The Partnership paid approximately $21,000 and $170,000 to the General Partner for accrued administrative and reporting fees during the years ended December 31, 2002 and 2001, respectively.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the project operated by one of the Local Limited Partnerships during 2002 and 2001 and two of the Local Limited Partnerships through the period ending October 16, 2001. NHPMC and other affiliates of NCHP earned approximately $76,000 and $193,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 and $38,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 for the year ended December 31, 2002. There were no such accountable administrative expenses during the year ended December 31, 2001.

Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $91,000 and $231,000, respectively.

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

      A reconciliation follows (in thousands):

                                                       Years Ended December 31,
                                                           2002         2001

Net (loss) income per financial statements                 $ (34)       $ 764
   Other                                                     (16)         (165)
   Partnership's share of limited local
    partnership's profit                                    (152)        5,692
Profit per tax return                                     $ (202)      $ 6,291

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets/(deficit) (in thousands):

                                                 December 31, 2002

Net assets as reported                               $  989
Add (deduct):
   Investment in Partnerships                           630
   Other                                               (176)
Net assets - federal tax basis                       $1,443

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

7. ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 2002 and 2001, the number of Limited Partnership Units decreased by 46 units and 180 units for each year, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

8. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND III HAS INVESTED


                                                                       Cost Removed
                                               Initial Cost             Subsequent
                                              To Partnership          to Acquisition
                                               in thousands)          (in thousands)

                                                    Buildings
                                                   and Related
                                                    Personal                Carrying Cost
        Description       Encumbrances    Land      Property    Improvements Adjustments
  Edmond Estates
    Limited Partnership        (1)        $ 150      $ 2,470       $ 350       $(1,212)

                        Gross Amount At Which
                               Carried
                         At December 31, 2002
                           (in thousands)

                              Buildings
                                 And
                               Related
                              Personal           Accumulated   Date of      Date   Depreciable
      Description      Land   Property   Total   Depreciation Construction Acquired    Life

  Edmond Estates       $ 166   $ 1,592  $ 1,758     $ 949       1972       6/85    5-50 yrs.
  Limited
    Partnership

(1) Schedule of Encumbrances (in thousands)

                                                            Notes
                                                         Payable and
                                           Mortgage        Accrued
Partnership Name                             Note         Interest        Total

Edmond Estates Limited Partnership          $ 793          $2,566        $3,359
Meadowood Townhouses III Limited
 Partnership                                   --             101           101
                                            $ 793          $2,667       $ 3,460

(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $149,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $2,978,000. The aggregate accumulated depreciation for Federal income tax purposes is approximately $2,710,000.

(3)   Reconciliation of real estate


                                                         Years Ended December 31,
                                                       2002                 2001

Balance at beginning of period                      $  1,704              $  7,627
Improvements during the period                            54                   204
Disposal of investment in rental property                 --                (6,127)
Balance at end of period                            $  1,758              $  1,704

Reconciliation of accumulated depreciation

                                                         Years Ended December 31,
                                                       2002                 2001

Balance at beginning of period                      $    874              $  3,429
Depreciation expense for the period                       75                   237
Disposal of investment in rental property                 --                (2,792)
Balance at end of period                            $    949              $    874

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

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

Ronald D. Monson (age 46) has been a Director of the Managing General Partner since April 1, 2002. Mr. Monson has been Executive Vice President and Head of Property Operations of AIMCO since February 2001. Previously, he served as Regional Vice President from March 1997 to May 1998, when he was promoted to Senior Vice President of the Midwest Division. Mr. Monson served as Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division. From April 1994 to February 1997, Mr. Monson was a Regional Vice President for Great Atlantic Property Management.

Patrick J. Foye (age 45) has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Patrick J. Foye  (age 45). See "Directors of NCHP."

Paul J. McAuliffe (age 45) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp from May 1996 until February 1999.

Thomas C. Novosel (age 44) has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit of approximately $41,000 and non-audit services (principally tax-related) of approximately $5,000.

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

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2002.

                                              Number of
                      Entity                    Units      % of Class

       AIMCO Properties, LP                    1,664.5       14.79%
       (affiliate of the General Partner)

The business address of AIMCO is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

No director or officer of the General Partner owns any units.

Item 12. Certain Relationships and Related Transactions

The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $5,000 in 2002 and $13,000 in 2001. The Partnership paid approximately $21,000 and $170,000 to the General Partner for accrued administrative and reporting fees during the years ended December 31, 2002 and 2001, respectively.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the project operated by one of the Local Limited Partnerships during 2002 and 2001 and two of the Local Limited Partnerships through the period ending October 16, 2001. NHPMC and other affiliates of NCHP earned approximately $76,000 and $193,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 and $38,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 for the year ended December 31, 2002. There were no such accountable administrative expenses during the year ended December 31, 2001.

Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $91,000 and $231,000, respectively.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Exhibits

      99    Certification of Chief Executive Officer and Chief Financial Officer

      99.1 National Housing Partners Realty Fund - financial statements for the year ended December 31, 2002 and 2001

      (b) Reports on Form 8-K filed during the fourth quarter of 2002:

      None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                National Housing Partnership Realty Fund III

                                By:  The National Housing Partnership,
                                     its sole general partner

                                By:  National Corporation for Housing
                                     Partnerships, its sole general partner

                                     /s/Patrick J. Foye
                                     Patrick J. Foye
                                     President


                                     /s/Thomas C. Novosel
                                     Thomas C. Novosel
                                     Senior Vice President and
                                     Chief Accounting Officer


                              Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Patrick J. Foye           President and              Date: March 31, 2003
Patrick J. Foye               Director

/s/ Thomas C. Novosel         Senior Vice President and  Date: March 31, 2003
Thomas C. Novosel             Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Housing Partnership Realty Fund III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                        /s/Patrick J. Foye
                        Patrick J. Foye
                        President   of   National    Corporation   for   Housing
                        Partnerships, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Housing Partnership Realty Fund III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Realty Fund III (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


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

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERS REALTY FUND III

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                         Report of Independent Auditors



To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana


We have audited the accompanying combined balance sheet of the Local Limited Partnerships in which National Housing Partnership Realty Fund III (the Partnership) holds a limited partnership interest as of December 31, 2002, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund III holds a limited partnership interest as of December 31, 2002, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6 and 10 to the financial statements, the due date of the Local Limited Partnership's note payable has expired, and therefore, the note is in default. These conditions raise substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the financial statements, in 2002 the Local Limited Partnerships adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying combined financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                           /s/Ernst & Young  LLP
Indianapolis, Indiana
March 7, 2003

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                             COMBINED BALANCE SHEET


                                December 31, 2002
                                 (in thousands)



                                     ASSETS


Cash and cash equivalents                                        $  248
Accounts receivable, net (Note 2)                                    10
Tenants' security deposits held in trust funds                       15
Prepaid taxes and insurance and other assets                         24
Mortgage escrow deposits (Note 5)                                   176
Rental property, net (Notes 4, 5, and 11)                           809

                                                                 $1,282


                        LIABILITIES AND PARTNERS' DEFICIT


Accounts payable and accrued expenses:
  Accounts payable                                              $    156
  Note Payable (Note 6)                                              978
  Accrued interest on notes payable (Note 6)                       1,689
                                                                   2,823

Tenants' security deposits payable                                    15
Deferred income                                                        1
Due to affiliates (Note 7)                                           252
Accrued interest on partner loans                                     41
Mortgage note payable (Note 5)                                       793
Partners' deficit                                                 (2,643)

                                                                $  1,282



                       See Accompanying Notes to Financial Statements
                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2002         2001
REVENUES:                                                                   (Restated)
  Rental income (Note 3)                                      $   530      $   503
  Interest income                                                   3            6
  Other income                                                     19           19
                                                                  552          528

EXPENSES:
  Administrative expenses                                          55           35
  Operating and maintenance expenses                              162          166
  Management and other services from related party (Note 9)       102          103
  Salaries and related benefits to related party (Note 9)          91           87
  Depreciation and amortization                                    74           67
  Taxes and insurance                                              42           45
  Financial expenses - primarily interest (Note 5)                  3            4
  Interest on notes payable (Notes 6 and 7)                        88           88
  Annual partnership administrative fees to General
   Partner (Note 7)                                                 8            8
                                                                  625          603

LOSS FROM CONTINUING OPERATIONS                                   (73)         (75)
Gain on sale of discontinued operations                            --        3,024
(Loss) income from discontinued operations                        (25)       2,496
NET (LOSS) INCOME                                             $   (98)     $ 5,445


                       See Accompanying Notes to Financial Statements


                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                 (in thousands)

                                   National
                                   Housing The
                                 Partnership    National       NHP
                                 Realty Fund    Housing    Investment
                                    Three     Partnership  Partners I     Total

Deficit at January 1, 2001       $ (6,175)    $  (659)      $  (272)   $ (7,106)

Net income                          5,337          54            54       5,445

Distributions to partners            (170)        (35)           --        (205)

Deficit at December 31, 2001       (1,008)       (640)         (218)     (1,866)

Net loss                              (96)         (1)           (1)        (98)

Distributions to partners            (672)         (7)           --        (679)

Deficit at December 31, 2002      $(1,776)    $  (648)      $  (219)   $ (2,643)

Percentage interest at
  December 31, 2001 and 2002            (A)        (B)           (C)

(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses) in one local limited partnership, and a 99% partnership interest in one local limited partnership.

(B)   Holds a 1% general partnership interest in two local limited partnerships.

(C) Holds a 4.5% limited partnership interest in two local limited partnership (1% with respect to allocation of losses).


                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                Years Ended December 31,
                                                                  2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                           $    530         $  1,685
   Interest receipts                                               11               22
   Interest reduction subsidy                                       9               15
   Other operating receipts                                        19               97
   Entity receipts                                                 --                2
   Total receipts                                                 569            1,821

  Disbursements:
   Administrative                                                 (97)            (194)
   Management fees                                                (67)            (157)
   Utilities                                                     (104)            (199)
   Salaries and wages                                             (92)            (283)
   Operating and maintenance                                     (154)            (218)
   Real estate taxes                                              (20)             (82)
   Property insurance                                             (27)            (138)
   Miscellaneous taxes and insurance                              (22)             (78)
   Tenant security deposits                                         1               (1)
   Interest on partners loans                                      --              (51)
   Interest on notes payable                                       --             (788)
   Mortgage insurance premium                                      (1)              (6)
   Miscellaneous financial                                         (1)              (1)
   Entity disbursements:
     Interest on notes payable                                   (244)             (35)
     Miscellaneous disbursements                                   (8)            (131)

   Total disbursements                                           (836)          (2,362)

Net cash used in operating activities                            (267)            (541)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in mortgage escrow accounts                            9              100
  Net change in replacement services accounts                     225               65
  Proceeds from disposal of rental property                        --            6,635
  Net purchase of fixed assets                                    (54)            (204)
  Other investing                                                  --             (118)
  Net cash provided by investing activities                       180            6,478

                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Continued)


                                                                Years Ended December 31,
                                                                   2002           2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                 $    (48)       $ (2,641)
  Principal payments on loans or notes payable                      --          (2,238)
  Proceeds from loans or notes payable                              57               9
  Distributions                                                   (679)           (205)
Net cash used in financing activities                             (670)         (5,075)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (757)            862
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     1,005             143
CASH AND CASH EQUIVALENTS, END OF YEAR                        $    248        $  1,005

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED
  IN OPERATING ACTIVITIES:
    Net (loss) income                                         $    (98)       $  5,445
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
    Depreciation                                                    91             237
    Loss on early extinguishment of debt                            --              53
    Gain on forgiveness of debt                                     --          (2,530)
    Gain from sale of discontinued operations                       --          (3,024)
    Changes in operating assets and liabilities:
      Net tenant receivables                                        26               4
      Accounts receivable - HUD                                     --              70
      Accounts receivable - other                                   93             (19)
      Accrued receivable                                            --              (1)
      Prepaid expenses                                              (6)             57
      Cash restricted for tenant security deposits                  (1)             40
      Other assets                                                  --               1
      Accounts payable trade                                      (261)            (68)
      Accrued wages payable                                         (2)             (9)
      Accrued liabilities                                            2             (31)
      Accrued interest - partner loans                              --             (72)
      Accrued interest - notes payable                            (148)           (513)
      Tenant security deposits held in trust fund                    1             (40)
      Prepaid revenue                                               --             (29)
      Entity liability accounts                                     36            (112)
        Total adjustments                                         (169)         (5,986)
      Net cash used in operating activities                    $  (267)        $  (541)

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

During 1985, the Partnership invested in twelve Local Limited Partnerships which directly or indirectly own and operate thirteen rental housing projects. The Partnership owns 94.5% limited partnership interests (98% with respect to allocation of losses) in one Local Limited Partnership at December 31, 2002. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

The remaining rental housing project was originally organized under Section 236 of the National Housing Act. As a limited partner, in accordance with the partnership agreements, the Partnership does not exercise control over the activities of the Local Limited Partnerships.

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

NHP is also the sole general partner of NHP Investment Partners I. NHP Investment Partners I holds a 4.5% limited partnership interest (1% with respect to losses) in one of the Local Limited Partnerships. NHP Investment Partners I held a 1% general partnership interest and a 98% limited partnership interest in this Local Limited Partnership prior to admittance of the Partnership.

      Basis of Combination

The combined financial statements include the accounts of the following two Local Limited Partnerships in which the Partnership holds or held a limited partnership interest during 2001 or 2002:

         Edmond Estates       Limited Partnership;
           Meadowood Townhouses III Limited Partnership; (a)

      (a)Owns a 99% limited partnership interest in one operating limited partnership, which sold its property in October 2001.

Significant Accounting Policies

The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Fixed assets are recorded on the basis of cost. Depreciation of the buildings and improvements and equipment is computed generally by the straight-line method over the estimated lives of the related assets.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. As a result, the accompanying combined statements of operations of the Local Limited Partnerships have been restated to reflect the operations of Meadowood Townhouses III L.P. and the gain on sale of Meadowood Townhouses III L.P. during 2001 as (loss) income from discontinued operations and gain on sale of discontinued operations.

In April 2002, the Financial Accounting Standards, Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying combined statement of operations has been restated as of January 1, 2001, to reflect the gain on forgiveness of debt of Meadowood Townhouses III L.P. as income from discontinued operations due to its sale in 2001.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

2. ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                December 31, 2002
                                                 (in thousands)
Net tenant accounts receivables                        $ 4
Interest reduction payment                               1
Accounts and notes receivable expenditures               4
Other                                                    1
Net accounts receivables                              $ 10

3. HOUSING ASSISTANCE AGREEMENTS

The Federal Housing Administration (FHA) has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options. The Local Limited Partnerships received a total of approximately $208,000 and $652,000 in the form of housing assistance payments during 2002 and 2001, respectively, which is included in rental income and (loss) income from discontinued operations on the combined statements of operations.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 56 units, or 47% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicated the year within which the Section 8 rent subsidiary contract expires:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2003                          56                100%                  47%

The property owned by the Local Limited Partnership receiving project based rent subsidies under Section 8 will have its contract expire during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by the Local Limited Partnership); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

4. RENTAL PROPERTY

      Rental property consists of the following:

                                             December 31, 2002
                                               (in thousands)

Land                                               $ 166
Buildings and improvements                          1,584
Furniture and equipment                                 8
                                                    1,758
Less accumulated depreciation                        (949)

Net rental property                                $ 809

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

Scheduled principal payments of the mortgage note payable for the next five years are as follows (in thousands):

          2003                 $ 51
          2004                      55
          2005                      59
          2006                      63
          2007                      68
       Thereafter                  497
                               $ 793

6. NOTE PAYABLE

A note payable was executed by the Local Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. This note bears simple interest at a rate of 9% per annum. The note is a nonrecourse note secured by a security interest in all partnership interests in the respective Local Limited Partnership and is subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note.

The following notes are currently in default and have matured:

Local Partnership                     Due Date    Note Amount   Accrued Interest
                                                         (in thousands)
Edmond Estates Limited Partnership    12/17/99       $ 978           $ 1,588
Meadowood Townhouses IV Limited
 Partnership                          11/01/99           --              101
                                                     $ 978           $ 1,689

Edmond Estates Limited Partnership has a note which was executed by the Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note is nonrecourse and is subordinated to the respective mortgage note on the property for as long as HUD insures the mortgage note. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due in December 1999 for Edmond Estates Limited Partnership. Regarding Edmond Estates Limited Partnership, interest continues to be accrued under the original terms of the note agreement. The note is in default and the Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell or, if sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full repayment of the mortgage note, a portion of the remaining sale proceeds was used to make a payment on the deferred acquisition note. The holder of this note accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale.

7. DUE TO AFFILIATES

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of approximately $8,000 and $17,000 during 2002 and 2001, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. There was approximately $128,000 of payments made during 2001. There were no such payments made during 2002. The balance owed to the General Partner for these fees was approximately $128,000 at December 31, 2002.

During 2002 and 2001, the General Partner advanced approximately $57,000 and $1,000 to one of the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 2002, was approximately $68,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 6.25% at December 31, 2002.

Working capital loans of approximately $8,000 were made by the Partnership to the Local Limited Partnerships during the year ended December 31, 2001. There were no such advances made during the year ended December 31, 2002. During 2001, loans of $4,000 were repaid by Local Limited Partnership. There were no such repayments during the year ended December 31, 2002. The balance owed to the Partnership by the Local Limited Partnerships at December 31, 2002, was approximately $31,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 6.25% at December 31, 2002.

An affiliate of the General Partner received reimbursement of accountable administrative expenses of approximately $25,000 during 2002, of which the full amount is outstanding at December 31, 2002.

During 2002 and 2001, respectively, interest on advances from the Partnership and the General Partner of approximately $8,000 and $19,000 was recorded.

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

9. RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the project operated by one of the Local Limited Partnerships during 2002 and 2001 and two of the Local Limited Partnerships through the period ending October 16, 2001. NHPMC and other affiliates of NCHP earned approximately $76,000 and $193,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 and $38,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 for the year ended December 31, 2002. There were no such accountable administrative expenses during the year ended December 31, 2001.

Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $91,000 and $231,000, respectively.

10. GOING CONCERN

The remaining Local Limited Partnership's note payable is past due at December 31, 2002 (see Note 6). The financial statements do not include any adjustments which might result from the outcome of this uncertainty. The note is in default and the Local Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there is no guarantee that the property will sell, or if sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note.

11. IMPAIRMENT LOSS ON RENTAL PROPERTY

Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires the Local Limited Partnerships to record impairment losses when events and circumstances indicate that the investment in the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. No impairment losses were recorded during the years ended December 31, 2002 and 2001.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of the rental property may still exceed their fair market value as of December 31, 2002. Should a Local Limited Partnership be forced to dispose of its property, it could incur a loss.

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