Form 10QSB
period 2003-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2003-05-14
CIK 769028

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                    For the transition period from _________to _________

                         Commission file number 0-14457


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
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

                                  Balance Sheet
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003



ASSETS
   Cash and cash equivalents                                          $ 646
   Accounts receivable                                                  343
                                                                      $ 989
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Liabilities
   Administrative and reporting fees payable to
    General Partner                                                    $ 1
   Accrued expenses                                                      12
                                                                         13

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (85)
   Original Limited Partner -- 1133 Fifteenth
      Street Three Associates                                           (89)
   Other Limited Partners -- 11,199 investment units                  1,150
                                                                        976
                                                                      $ 989

                       See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2003          2002
Revenues:
  Equity income from investment in Local Limited
   Partnership                                               $   --         $   1
  Interest income                                                --             1
                                                                 --             2
costs and expenses:

  Administrative and reporting fees to General Partner
    (Note 3)                                                      1             2
  Other operating expenses                                       12            13
                                                                 13            15

Net loss                                                     $ (13)        $ (13)

Allocation of net loss:
  General Partner - NHP                                       $ --          $ --
  Original Limited Partner --
    1133 Fifteenth Street Three Associates                       --            --
  Other Limited Partners                                        (13)          (13)

                                                             $ (13)        $ (13)

Net loss per other limited partnership interest             $ (1.15)      $ (1.15)

                       See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                     Statement of Changes in Partners' (Deficit) Equity
                                   (Unaudited)
                                 (in thousands)



                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates     Partners    Total

(Deficit) equity at
   December 31, 2002                 $ (85)        $ (89)       $1,163       $ 989

Net loss for the three months
   ended March 31, 2003                 --             --          (13)         (13)

(Deficit) equity at
   March 31, 2003                    $ (85)        $ (89)       $1,150       $ 976

Percentage interest at
   March 31, 2003                        1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists  of  11,199  investment  units  at  March  31,  2003  and  11,254 investment units at December 31, 2002. During the three months ended March
      31, 2003, 55 units were abandoned (Note 6).


                       See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)




                                                                 Three Months Ended
                                                                     March 31,
                                                                  2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $ --         $ 1
   Operating expenses paid                                           --          (1)
   Net cash used in operating activities                             --          --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                      (1)        (192)

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1)        (192)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      647         238

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 646        $ 46

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                    $ (13)       $ (13)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Share of loss from investment in Local Limited
        Partnership                                                  --          (1)
      Increase in administrative and reporting
        fees payable                                                  1           2
      Increase in accrued expenses                                   12          12

          Total adjustments                                          13          13

     Net cash used in operating activities                        $ --        $ --


                       See Accompanying Notes to Financial Statements


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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. As of March 31, 2003, 11,199 limited partnership interests were outstanding.

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At March 31, 2003, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnerships share of the Local Limited Partnerships losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $19,000 of its share of losses and $6,000 of its allocated share of profits from two and one Local Limited Partnerships during the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Partnership had not recognized approximately $2,524,000 of its allocated share of cumulative losses from two Local Limited Partnerships in which its investment is zero.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. At December 31, 2001, the Partnership had an investment in the Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002 the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the remaining Local Limited Partnership has been reduced to zero at March 31, 2003. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at March 31, 2003 is approximately $31,000. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% or 6.25% at March 31, 2003. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership property. Any future repayment of advances or interest will be reflected as partnership income when received.

During the three months ended March 31, 2003 and 2002, no advances were made by the General Partner to the Local Limited Partnerships. The balance owed to the General Partner by the Local Limited Partnerships at March 31, 2003 is approximately $68,000. Interest is charged at prime plus 2% or 6.25% at March 31, 2003.

The accompanying combined statements of operations have been restated as of January 1, 2001, to reflect the operations of Meadowood Townhouses III Limited Partnership as gain from discontinued operations due to its sale in October 2001.

The following are combined statements of operations for the three months ended March 31, 2003 and 2002, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                                              Three Months Ended
                                                                  March 31,
                                                           2003               2002
                                                                 (Restated)
                                                                (in thousands)
Revenues:
Rental income                                              $ 138             $ 126
Other income                                                    5                 5
   Total revenues                                             143               131

Expenses:
Operating expenses                                            121                84
Interest, taxes, and insurance                                 22                23
Depreciation                                                   20                18
   Total expenses                                             163               125

(Loss) income before discontinued operations               $ (20)             $ 6
Income from discontinued operation                              1                 1

National Housing Partnership Realty Fund III
   share of (loss) income                                  $ (19)             $ 7

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the three months ended March 31, 2003 and 2002, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $1,000 and $2,000, respectively, for services provided to the Partnership. The Partnership did not make a payment to the General Partner for these fees during the three months ended March 31, 2003 and 2002, respectively. The amount due to the General Partner by the Partnership for administrative and reporting fees was approximately $1,000 at March 31, 2003.

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

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the three months ended March 31, 2003, the number of Limited Partnership Units decreased by 55 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the three months ended March 31, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

Edmond Estates Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership. The note is nonrecourse and is subordinated to the mortgage note on the property for as long as HUD insures the mortgage note. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due in December 1999. Interest continues to be accrued under the original terms of the note agreement. The note is in default and the Local Limited Partnership interest is subject to foreclosure. The property is currently being marketed for sale, but there can be no assurance that the property will sell or, if it is sold, that the sale transaction will generate sufficient proceeds to pay the accrued interest and principal of the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of remaining proceeds were used to make a payment on the deferred acquisition note. The holder of this note accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale.

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $646,000 at March 31, 2003 as compared to approximately $647,000 at December 31, 2002. The decrease was due to a payment of non-resident withholding taxes for the limited partners of the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership. Due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the remaining Local Limited Partnership has been reduced to zero at March 31, 2003. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at March 31, 2003 is approximately $31,000. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% or 6.25% at March 31, 2003. Payment of principal and interest is contingent upon the Local Limited Partnership having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership's property. Any future repayment of advances or interest will be reflected as partnership income when received.

During the three months ended March 31, 2003 and 2002, no advances were made by the General Partner to the Local Limited Partnership. The balance owed to the General Partner by the Local Limited Partnership at March 31, 2003 is approximately $68,000. Interest is charged at prime plus 2% or 6.25% at March 31, 2003.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2003, investment in the remaining Local Limited Partnership had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership.

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

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in two Local Limited Partnerships with only one that operates one rental housing property. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Edmond Estates Limited Partnerships has been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded. With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. At December 31, 2001, the Partnership had an investment in the Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002 the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero.

The Partnership had a net loss of approximately $13,000 for the three months ended March 31, 2003 and 2002. Revenues decreased during the three months ended March 31, 2003 as compared to the similar period for 2002 due to a decrease in interest income on cash balances maintained in interest bearing accounts. Expenses decreased slightly during the three months ended March 31, 2003 due to a decrease in administrative and reporting fees to the General Partner. The
Partnership did not recognize approximately $19,000 of its share of losses and $6,000 of its allocated share of profit from two and one Local Limited Partnerships for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, the Partnership had not recognized approximately $2,524,000 of its allocated share of cumulative losses from two Local Limited Partnerships in which its investment is zero.

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


                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                               Date: May 13, 2003

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


Date: May 13, 2003

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


Date: May 13, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund III (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 13, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 13, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.