Form 10QSB
period 2003-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2003-08-12
CIK 769028

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended June 30, 2003


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

                                  Balance Sheet
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003



ASSETS
   Cash and cash equivalents                                          $ 640
   Accounts receivable                                                  343
   Investment in Local Limited Partnership                              133
                                                                     $1,116
LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY
Liabilities
   Administrative and reporting fees payable to
    General Partner                                                    $ 2
   Accrued expenses                                                      17
                                                                         19

Partners' (deficiency) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (84)
   Original Limited Partner -- 1133 Fifteenth
      Street Three Associates                                           (88)
   Other Limited Partners -- 11,199 investment units                  1,269
                                                                      1,097
                                                                     $1,116

                  See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                       2003          2002          2003         2002
REVENUES:
  Equity income from investment
   in Local Limited Partnership       $   133       $    --       $   133     $    --
  Interest income                           1            --             1           1
                                       $ 134         $ --         $   134     $     1
COSTS AND EXPENSES:
  Equity loss from investment
    in Local Limited Partnership           --             2            --           1
  Administrative and reporting
    fees to General Partner                 1             1             2           3
  Other operating expenses                 12            15            24          28
                                           13            18            26          32

Net income (loss)                      $ 121         $ (18)       $   108     $   (31)

Allocation of net income (loss):
  General Partner - NHP                 $ 1          $ --         $     1     $    --
  Original Limited Partner --
  1133 Fifteenth Street Three
  Associates                                1            --             1          --
  Other Limited Partners                  119           (18)          106         (31)

                                       $ 121         $ (18)       $   108     $   (31)
Net income (loss) per other
  limited partnership interest        $ 10.57       $ (1.59)      $  9.42     $ (2.74)

                  See Accompanying Notes to Financial Statements


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND III
               Statement of Changes in Partners' (Deficiency) Equity
                                   (Unaudited)
                        (in thousands, except unit data)


                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates    Partners      Total

(Deficiency) equity at
   December 31, 2002                 $ (85)        $ (89)       $1,163       $ 989

Net income for the six months
   ended June 30, 2003                   1              1          106          108

(Deficiency) equity at
   June 30, 2003                     $ (84)        $ (88)       $1,269       $1,097

Percentage interest at
   June 30, 2003                         1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 11,199 investment units at June 30, 2003 and 11,254 investment units at December 31, 2002. During the six months ended June 30, 2003, 55 units were abandoned (Note 6).

                  See Accompanying Notes to Financial Statements


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                   2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $ 1          $ 1
   Operating expenses paid                                           (7)         (6)
   Net cash used in operating activities                             (6)         (5)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                       (1)       (192)

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (7)       (197)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      647         238

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 640        $ 41

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED
   IN OPERATING ACTIVITIES:
     Net income (loss)                                           $ 108        $ (31)

     Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Equity (income) loss from investment in Local Limited
        Partnership                                                (133)          1
      Increase in administrative and reporting fees
        payable                                                       2           3
      Increase in accrued expenses                                   17          22

          Total adjustments                                        (114)         26

     Net cash used in operating activities                        $ (6)       $ (5)

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. As of June 30, 2003, 11,199 limited partnership interests were outstanding.

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Three Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $133,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At June 30, 2003, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owns a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership is 98.01%. Once the remaining cash of the operating limited partnership and the Local Limited Partnership is disbursed, they will be terminated.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnerships share of the Local Limited Partnerships losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $23,000 and $44,000 of its allocated share of losses from one Local Limited Partnership during the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, the Partnership had not recognized approximately $2,528,000 of its allocated share of cumulative losses from one Local Limited Partnership in which its investment is zero.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. At December 31, 2001, the Partnership had an investment in the Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002 the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local
Limited Partnership to zero. During the six months ended June 30, 2003, the Partnership recognized equity income from the Local Limited Partnership of approximately $133,000 and increased its investment in the Local Limited Partnership by the same amount. The increase in the investment in the Local Limited Partnership was the result of an additional gain on sale recognized by Meadowood Townhouses III Limited Partnership during the three and six months ended June 30, 2003. The gain on sale was the result of accrued legal fees, originally established based on estimates in 2001, which were determined to be unneeded by the Local Limited Partnership in 2003.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to one Local Limited Partnership has been reduced to zero at June 30, 2003. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at June 30, 2003, the balance is approximately $31,000. Interest is calculated at the JP Morgan Chase prime rate plus 2% or 6% at June 30, 2003. Payment of principal and interest is contingent upon the Local Limited Partnership having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership property. Any future repayment of advances or interest will be reflected as partnership income when received.

During the six months ended June 30, 2003, no advances were made by the General Partner to the Local Limited Partnerships. During the six months ended June 30, 2002, the General Partner advanced approximately $57,000 to one of the Local Limited Partnerships to pay partnership entity expenses. The balance owed to the General Partner by the Local Limited Partnerships at June 30, 2003 is approximately $68,000. Interest is charged at prime plus 2% or 6% at June 30, 2003.

The accompanying combined statements of operations have been restated as of January 1, 2002, to reflect the operations of Meadowood Townhouses III Limited Partnership as gain from discontinued operations due to its sale in October 2001.

The following are combined statements of operations for the three and six months ended June 30, 2003 and 2002, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS

                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2003          2002         2003         2002
                                          (Restated)                (Restated)
                                        (in thousands)             (in thousands)

Rental income                        $ 138         $ 122         $ 276       $ 248
Other income                              3             5             8          10
Casualty gain                             6            --             6          --
   Total income                         147           127           290         258

Operating expenses                       81           113           202         197
Interest, taxes, and insurance           49            45            71          68
Depreciation                             21            19            41          37
   Total expense                        151           177           314         302
Loss before discontinued
 operations                           $ (4)        $ (50)        $ (24)      $ (44)
(Loss) income from
 discontinued operations                 --            (3)            1          (2)
Gain from sale of
 discontinued operations                135             --          135          --
Net income (loss)                    $ 131         $ (53)        $ 112       $ (46)
National Housing Partnership
  Realty Fund III share of
   income (loss)                     $ 129         $ (52)        $ 110       $ (45)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six months ended June 30, 2003 and 2002, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $2,000 and $3,000, respectively, for services provided to the Partnership. The Partnership did not make a payment to the General Partner for these fees during the six months ended June 30, 2003 and 2002, respectively. The amount due to the General Partner by the Partnership for administrative and reporting fees was approximately $2,000 at June 30, 2003.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the remaining property of the Local Limited Partnership.

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

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2003, the number of Limited Partnership Units decreased by 55 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $640,000 at June 30, 2003 as compared to approximately $647,000 at December 31, 2002. The decrease was due to a payment of Partnership operating expenses and non-resident withholding taxes for the limited partners of the Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership. Due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to one Local Limited Partnership has been reduced to zero at June 30, 2003. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at June 30, 2003 the balance is approximately $31,000. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% or 6% at June 30, 2003. Payment of principal and interest is contingent upon the Local Limited Partnership having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership's property. Any future repayment of advances or interest will be reflected as partnership income when received.

During the six months ended June 30, 2003, no advances were made by the General Partner to the Local Limited Partnership. During the six months ended June 30, 2002, the Partnership advanced approximately $57,000 to one of the Local Limited Partnerships to pay partnership entity expenses. The balance owed to the General Partner by the Local Limited Partnership at June 30, 2003 is approximately $68,000. Interest is charged at prime plus 2% or 6% at June 30, 2003.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2003, the investment in one Local Limited Partnership had been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership. For the investment not reduced to zero, distributions received are recorded as distributions from Local Limited Partnership. There were no cash distributions received during the six months ended June 30, 2003 and 2002, respectively.

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

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in two Local Limited Partnerships with only one that operates one rental housing property. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense, which are non-cash in nature. Because the investment in and advances to Edmond Estates Limited Partnership has been reduced to zero, the Partnership's share of the operations of the Local Limited Partnership is no longer being recorded. With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. At December 31, 2001, the Partnership had an investment in the Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002 the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local
Limited Partnership to zero. During the six months ended June 30, 2003, the Partnership recognized equity income from the Local Limited Partnership of approximately $133,000 and increased its investment in the Local Limited Partnership by the same amount. The increase in the investment in the Local Limited Partnership was the result of an additional gain on sale recognized by Meadowood Townhouses III Limited Partnership during the six months ended June 30, 2003. The gain on sale was the result of accrued legal expenses from the 2001 sale being written off by the Local Limited Partnership.

The Partnership had net income of approximately $121,000 and $108,000 for the three and six months ended June 30, 2003 as compared to a net loss of approximately $18,000 and $31,000 for the three and six months ended June 30, 2002. Revenues increased during the three and six months ended June 30, 2003 due to an increase in equity income from investment in Meadowood Townhouses III Limited Partnership. Expenses decreased slightly during the three and six months ended June 30, 2003 due to a decrease in Partnership operating expenses. The Partnership did not recognize approximately $23,000 and $44,000 of its allocated share of losses from one Local Limited Partnership for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, the Partnership had not recognized approximately $2,528,000 of its allocated share of cumulative losses from one Local Limited Partnership in which its investment is zero.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $133,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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


                                    Date: August 12, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund III;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 12, 2003

                                   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   President of National Corporation for Housing Partnerships, equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund III;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund III (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.