Form 10KSB
period 2003-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2004-03-29
CIK 769028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

                      11,199 Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $238,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2003. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

Item 1.     Description of Business

National Housing Partnership Realty Fund III (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of May 10, 1985. On June 14, 1985, the Partnership commenced offering 11,500 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering was terminated on July 18, 1985, with subscriptions for all 11,500 limited partnership interests. As of December 31, 2003, 11,199 limited partnership interests were outstanding.

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Partnership's business is to a hold limited partnership interest in one limited partnership ("Local Limited Partnership") which owns and operates a multi-family rental housing property ("Property"), which receives one or more forms of assistance from the Federal Government. The Partnership acquired the interest in the Local Limited Partnership from sellers who originally developed the Property. NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment and, as a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to the Partnership's rights and obligations to make additional contributions or loans to the Local Limited Partnership.

During the year ended December 31, 2001, Meadowood III Limited Partnership sold its only investment property. The Local Limited Partnership terminated in 2003.

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

The following is a schedule of the Property owned by the Local Limited Partnership in which the Partnership is a limited partner as of December 31, 2003:

           SCHEDULE OF PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP
   IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND III HAS AN INVESTMENT


                                                                              Occupancy
                                      Financed,       Units Authorized        Percentage
                                       Insured           for Rental        for the Years Ended
 Property Name, Location  Number of  and Subsidized   Assistance Under        December 31,
  and Partnership Name      Units       Under          Section 8 (B)         2003     2002

Edmond Estates               120         (A)               56                94%      98%
  Phoenix City, Alabama
  (Edmonds Estates Limited
    Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

Ownership Percentages

The following sets forth the Partnership's ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership. The interest is a limited partner interest. Also included are the total mortgage encumbrance and notes payable and accrued interest on the property of the Local Limited Partnership as of December 31, 2003 (in thousands).

                            NHP Realty Fund III  Original Cost
                                 Percentage      of Ownership  Mortgage   Notes Payable and
          Partnership             Interest         Interest      Note    Accrued Interest (1)

      Edmond Estates, L.P.         94.5%             $  416    $    742        $2,654

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

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 56 units, or approximately 47% of the units in which the Partnership has invested at December 31, 2003. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve months' work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permits the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the property owned by the Local Limited Partnership, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the property of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contract expires:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2004                         56                 100%                 47%

The property owned by the Local Limited Partnership receiving project based rent subsidies under Section 8 will have its contract expire during the year ending December 31, 2004. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at existing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by the Local Limited Partnership); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the
Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Property, or restrict certain further renovations of the Property, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with these laws.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property or properties it may acquire in the future.

Management believes that the Partnership's property is covered by adequate fire,
flood  and  property  insurance   provided  by  reputable   companies  and  with
commercially reasonable deductibles and limits.

Item 2.     Description of Property

See "Item 1" for the real estate owned by the Partnership through the ownership of limited partnership interest in a Local Limited Partnership.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment in a Local Limited Partnership that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of limited partnership interest holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

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

      (b) As of December 31, 2003, there were 766 registered holders of 11,199 limited partnership interests (in addition to 1133 Fifteenth Street Three Associates - See "Item 7. Financial Statements - Note 1"). In 2003 and 2002, the number of Limited Partnership Units decreased by 55 and 46 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) The following table sets forth the distribution made by the Partnership for the years ended December 31, 2003 and 2002 (in thousands, except per unit data)

                                    Per Other                       Per Other
                    Year Ended       Limited       Year Ended        Limited
                   December 31,    Partnership    December 31,     Partnership
                       2003           Unit            2002            Unit

Sales (1)             $1,007         $ 89.48         $   --           $   --

(1)   Proceeds  from  the  sale  of  Meadowood   Townhouses  III  Local  Limited
      Partnership in October 2001.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The property in which the Partnership has invested, through its investment in the Local Limited Partnership, receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

The Local Limited Partnership in which the Partnership has invested carries a note payable due to the original owner of the property. This note reached final maturity during 1999. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership. Edmond Estates
Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note is nonrecourse and is subordinated to the mortgage note on the property for as long as HUD insures the mortgage note. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due in December 1999. Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Local
Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of remaining proceeds were used to make a payment on the deferred acquisition note. The holder of this note accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale. During the year ended December 31, 2003, an escrow reserve established on the sale date of the property and held by an unaffiliated third party was released. The escrow was used to make an additional payment on the deferred acquisition note. There will be no further payments on the deferred acquisition note. Meadowood Townhouses III Limited Partnership terminated in 2003.

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

The Partnership's liquidity based on cash and cash equivalents decreased to approximately $127,000 at December 31, 2003, from approximately $647,000 at December 31, 2002. The decrease was primarily due to a distribution to the limited partners and operating expenses partially offset by a distribution received of approximately $237,000, including approximately $8,000 received in excess of its investment, from the sale of Meadowood Townhouses III Limited Partnership. The Partnership's existing cash plus any distributions from the underlying operations of the Local Limited Partnership is expected to adequately fund the operations of the Partnership in 2004. However, there can be no assurance that future distributions will be adequate to fund the operations beyond 2004.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of December 31, 2003, the investment in the Local Limited Partnership has been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. The receipt of distributions in future years is dependent upon the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in the recognition of equity income in investment in the Local Limited Partnership of approximately $822,000. At December 31, 2001, the Partnership had an investment in Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002, the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $45,000 from Meadowood Townhouses III Limited Partnership during the year ended December 31, 2002. During the year ended December 31, 2003, the Partnership recognized equity income from the Local Limited Partnership of approximately $229,000 and increased its investment in the Local Limited Partnership by the same amount. The increase in the investment in the Local Limited Partnership was the result of an additional gain on sale recognized by Meadowood Townhouses III Limited Partnership during the year ended December 31, 2003. The gain on sale was the result of accrued legal fees, originally established based on estimates in 2001, which were determined to be unneeded by the Local Limited Partnership in 2003 and the receipt of the final cash associated with the sale of the property. During the year ended December 31, 2003, the Partnership received a distribution of approximately $229,000 from Meadowood Townhouses III Local Limited Partnership which reduced the
Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $8,000 from Meadowood Townhouses III Limited Partnership which is reflected in revenues on the statements of operations.

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

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in one Local Limited Partnership that operates a rental housing property at December 31, 2003. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnership is no longer being recorded.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in the recognition of equity income in investment in the Local Limited Partnership of approximately $822,000. At December 31, 2001, the Partnership had an investment in Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002, the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $45,000 from Meadowood Townhouses III Limited Partnership during the year ended December 31, 2002. During the year ended December 31, 2003, the Partnership recognized equity income from the Local Limited Partnership of approximately $229,000 and increased its investment in the Local Limited Partnership by the same amount. The increase in the investment in the Local Limited Partnership was the result of an additional gain on sale recognized by Meadowood Townhouses III Limited Partnership during the year ended December 31, 2003. The gain on sale was the result of accrued legal fees, originally established based on estimates in 2001, which were determined to be unneeded by the Local Limited Partnership in 2003 and the receipt of the final cash associated with the sale of the property. During the year ended December 31, 2003, the Partnership received a distribution of approximately $229,000 from Meadowood Townhouses III Local Limited Partnership which reduced the
Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $8,000 from Meadowood Townhouses III Limited Partnership which is reflected in revenues on the statements of operations.

The Partnership's net income was approximately $166,000 for the year ended December 31, 2003 compared to a net loss of approximately $34,000 for the year ended December 31, 2002. Similarly, net income per unit of limited partnership interest was $14.39 in 2003 compared to a net loss per unit of $3.01 in 2002 for the units outstanding at the beginning of the year for 2003 and 2002, respectively. This increase was primarily due to the recognition of the equity income from Meadowood Townhouses III Limited Partnership in 2003, as discussed above, slightly offset by a increase in other operating expenses. As indicated above, the Partnership's net investment in one Local Limited Partnership was reduced to zero in a prior year (see Note 2 to the Partnership's financial statements). As a result, the Partnership did not recognize approximately $54,000 of its allocated share of loss from the Local Limited Partnership for the year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any investments in Local Limited Partnerships subsequent to January 31, 2003. The Partnership is in the process of evaluating its investment in unconsolidated Local Limited Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investment in Local Limited Partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of the Partnership's unconsolidated investment in a Local Limited Partnership. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND III

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                         Report of Independent Auditors



To The Partners of
National Housing Partnership Realty Fund III
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund III (the Partnership) as of December 31, 2003, and the related statements of operations, partners' (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund III at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

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

                                                         /s/Ernst & Young  LLP
Indianapolis, Indiana
March 7, 2004

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                December 31, 2003

                        (in thousands, except unit data)





                               ASSETS
   Cash and cash equivalents                                         $  127
   Due from General Partner                                              21
                                                                     $  148
                   PARTNERS' (DEFICIENCY) EQUITY

Partners' (deficiency) equity:
   General Partner -- The National Housing Partnership (NHP)            (83)
   Original Limited Partner -- 1133 Fifteenth Street Three
      Associates                                                        (87)
   Other Limited Partners -- 11,199 investment units                    318
                                                                        148
                                                                     $  148

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)




                                                        Years Ended December 31,
                                                             2003         2002

REVENUES:
  Equity in income from investment in Local Limited
    Partnership                                          $   229      $    --
  Distribution in excess of investment in Local
    Limited Partnership                                        8           45
  Interest income                                              1            3
  Other income                                                --            2
                                                             238           50
COST AND EXPENSES:
  Equity in loss from investment in Local Limited
    Partnership                                               --           25
  Administrative and reporting fees to General
    Partner                                                    5            5
  Other operating expenses                                    67           54
                                                              72           84
  NET INCOME (LOSS)                                      $   166      $   (34)

ALLOCATION OF NET INCOME (LOSS):
  General Partner - NHP                                  $     2      $    --
  Original Limited Partner - 1133 Fifteenth
    Street Three Associates                                    2           --
  Other Limited Partners - 11,199 and 11,254
    investment units at December 31, 2003 and
    December 31, 2002, respectively                          162          (34)
                                                         $   166      $   (34)

  NET INCOME (LOSS) PER OTHER LIMITED PARTNERSHIP
  INTEREST                                               $ 14.39      $ (3.01)
  Distributions per limited partnership interest         $ 89.48      $    --


                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                 STATEMENTS OF PARTNERS' (DEFICIENCY) EQUITY

                        (in thousands, except unit data)

                                   The National       1133
                                     Housing       Fifteenth        Other
                                   Partnership    Street Three     Limited
                                      (NHP)        Associates      Partners        Total

(Deficiency) equity at
  January 1, 2002                     $ (85)         $ (89)        $ 1,197        $ 1,023

Net loss for the year ended
  December 31, 2002                       --             --            (34)           (34)

(Deficiency) equity at
  December 31, 2002                      (85)           (89)         1,163            989

Distributions for the year
  ended December 31, 2003                 --             --         (1,007)        (1,007)

Net income for the year ended
  December 31, 2003                        2              2            162            166

(Deficiency) equity at
  December 31, 2003                   $ (83)         $ (87)         $ 318          $ 148

Percentage interest at
  December 31, 2003 and 2002             1%               1%            98%          100%
                                         (A)             (B)            (C)

(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 11,199 investment units at December 31, 2003 and 11,254 investment units at December 31, 2002. During 2003 and 2002, 55 and 46 investment units were abandoned, respectively (Note 7).


                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                  Years Ended December 31,
                                                                     2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distribution in excess of investment in Local Limited
    Partnership                                                 $       8       $      45
  Payment of administrative and reporting fees to
    General Partner                                                    (5)            (21)
  Interest received                                                     1               3
  Other income received                                                --               2
  Operating expenses paid                                             (52)            (54)
        Net cash used in operating activities                         (48)            (25)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Distribution from Local Limited Partnership recognized
    as return of capital                                              229             627

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                          (700)             --
  Withholding taxes paid for limited partners                          (1)           (193)
        Net cash used in financing activities                        (701)           (193)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (520)            409

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          647             238

CASH AND CASH EQUIVALENTS, END OF YEAR                          $     127       $     647

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:

Net income (loss)                                               $     166       $     (34)

Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
    Equity (income) loss from investment in Local Limited
      Partnership                                                    (229)             25
    Decrease in accounts receivable due to write off of
      uncollectible non-resident withholding taxes                     15              --
    Decrease in administrative and reporting fees payable
      to the General Partner                                           --             (16)
        Total adjustments                                            (214)              9

Net cash used in operating activities                           $     (48)      $     (25)


                See Accompanying Notes to Financial Statements


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

National Housing Partnership Realty Fund III (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owned and operated an existing rental housing project or acquired limited partnership interests in partnerships which owned and operated one existing rental housing projects. All such rental housing projects were financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). On June 30, 1985, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

During 1985, the Partnership acquired limited partnership interests ranging from 94.5% to 99% in twelve limited partnerships (Local Limited Partnerships), which were organized in 1984 to directly or indirectly own and operate existing rental housing projects. At December 31, 2003, the Partnership retained an ownership interest in one of the original Local Limited Partnerships.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. The Partnership believes that the carrying value of other assets reported on the statement of financial position that require such disclosure approximates fair value.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any investments in Local Limited Partnerships subsequent to January 31, 2003. The Partnership is in the process of evaluating its investment in unconsolidated Local Limited Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investment in Local Limited Partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of the Partnership's unconsolidated investment in a Local Limited Partnership. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

2. INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At December 31, 2003, the Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. The Partnership also owned a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership was 98.01%. Meadowood Townhouses III Limited Partnership terminated in December 2003.

Since the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement, the Partnership's investment is accounted for using the equity method. Thus, the investment is carried at cost plus the Partnership's share of the Local Limited Partnership's profit less the Partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in the individual Local Limited Partnership. As a result, the Partnership did not recognize approximately $54,000 and $72,000 of its allocable share of losses from one Local Limited Partnership during 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Partnership had not recognized approximately $2,559,000 and $2,505,000, respectively, of its allocated share of cumulative losses from Edmond Estates Limited Partnership in which its investment is zero.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in the recognition of equity income in investment in the Local Limited Partnership of approximately $822,000. At December 31, 2001, the Partnership had an investment in Local Limited Partnership of approximately $652,000 which represented the residual cash from the sale of the property owned by Meadowood Townhouses III Limited Partnership. During the year ended December 31, 2002, the Local Limited Partnership recognized approximately $25,000 in equity loss and the Partnership received a distribution of approximately $627,000 from Meadowood Townhouses III Limited Partnership which reduced the Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $45,000 from Meadowood Townhouses III Limited Partnership during the year ended December 31, 2002. During the year ended December 31, 2003, the Partnership recognized equity income from the Local Limited Partnership of approximately $229,000 and increased its investment in the Local Limited Partnership by the same amount. The increase in the investment in the Local Limited Partnership was the result of an additional gain on sale recognized by Meadowood Townhouses III Limited Partnership during the year ended December 31, 2003. The gain on sale was the result of accrued legal fees, originally established based on estimates in 2001, which were determined to be unneeded by the Local Limited Partnership in 2003 and the receipt of the final cash associated with the sale of the property. During the year ended December 31, 2003, the Partnership received a distribution of approximately $229,000 from Meadowood Townhouses III Local Limited Partnership which reduced the
Partnership's investment in the Local Limited Partnership to zero. The Partnership also received a distribution in excess of its investment in the Local Limited Partnership of approximately $8,000 from Meadowood Townhouses III Limited Partnership which is reflected in revenues on the statements of operations.

During the year ended December 31, 2003, no advances were made by the General Partner to the Local Limited Partnership. During the year ended December 31, 2002, the General Partner advanced approximately $57,000 to one of the Local Limited Partnerships to fund partnership entity expenses. The balance owed to the General Partner by the Local Limited Partnership at December 31, 2003, was approximately $68,000. Interest is calculated at the JP Morgan Chase prime rate plus 2% or 6.00% at December 31, 2003.

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership has been reduced to zero at December 31, 2003. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at December 31, 2003, the balance is approximately $31,000. Interest is calculated at the JP Morgan Chase prime rate plus 2% or 6.00% at December 31, 2003. Payment of principal and interest is contingent upon the Local Limited Partnership having available surplus cash, as defined by HUD regulations, from operations, or from refinancing or sale of the Local Limited Partnership property. Any future repayment of advances or interest will be reflected as partnership income when received.

Summaries of the combined financial position of the aforementioned Local Limited Partnership as of December 31, 2003, and the combined results of operations for the years ended December 31, 2003 and 2002 are as follows:

                        CONDENSED COMBINED FINANCIAL POSITION
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                               December 31, 2003
Assets:
  Land                                                               $   221
  Buildings and improvements, net of accumulated
   depreciation of approximately $1,013                                  769
  Other assets                                                           179
                                                                     $ 1,169
Liabilities and Partners' Deficit:
  Liabilities:
   Mortgage note payable                                             $   742
   Note payable                                                          978
   Accrued interest on notes payable                                   1,676
   Other liabilities                                                     479
                                                                       3,875
Partners' Deficit:
  National Housing Partnership Realty Fund III                        (1,841)
  Other partners                                                        (865)
                                                                      (2,706)
                                                                    $  1,169

                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)

                                                         Years Ended December 31,
                                                           2003             2002

Rental and other income                                 $    576         $    552
Casualty gain                                                  6               --
                                                             582              552
Expenses:
  Operating expenses                                         462              459
  Financial expenses - primarily interest                      4                3
  Interest on notes payable                                   88               88
  Depreciation and amortization                               83               75
    Total expenses                                           637              625

Loss from continuing operations                              (55)             (73)
Gain on sale of discontinued operations                      235               --
Loss from discontinued operations                             (2)             (25)
Net income (loss)                                       $    178         $    (98)


The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The original twelve Local Limited Partnerships were formed during 1984 for the purpose of directly or indirectly operating thirteen rental housing projects. During the year ended December 31, 2001, Meadowood III Limited Partnership sold its only investment property. This Local Limited Partnership distributed all of its remaining cash and was terminated in 2003. The projects in which the Partnership was invested received a total of approximately $225,000 and $208,000 of rental assistance from HUD during the years ended December 31, 2003 and 2002, respectively.

The Federal Housing Administration (FHA) has contracted with the one subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnership on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 56 units, or 47% of the units in which the Partnership has invested at December 31, 2003. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which had been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the property owned by the Local Limited Partnership, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the property of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contract expires:

                                           Subsidized Units    Subsidized Units
                                            Expiring as a       Expiring as a
                          Number of      Percentage of Total    Percentage of
                            Units          Subsidized Units      Total Units

2004                          56                100%                  47%

The property owned by the Local Limited Partnership receiving project based rent subsidies under Section 8 will have its contract expire during the year ending December 31, 2004. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents (method selected by the Local Limited Partnership); (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

The following note is currently in default and has matured:

Local Partnership                     Due Date    Note Amount   Accrued Interest
                                                         (in thousands)

Edmond Estates Limited Partnership    12/17/99       $ 978           $ 1,676

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

Meadowood Townhouses III Limited Partnership had a note which was executed by the respective Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was nonrecourse and was subordinated to the respective mortgage note on the property. With the sale of the property during 2001 and the full payment of the mortgage note, a portion of remaining sale proceeds was used to make a payment on the deferred acquisition note. During 2003, an escrow reserve established on the sale date of the property and held by an unaffiliated third party was released. The escrow was used to make an additional payment on the deferred acquisition note. The holder of this note has accepted a discount on the note as the proceeds were not sufficient to fully satisfy the unpaid amount at the time of the sale.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires the Local Limited Partnership to record an impairment loss when events and circumstances indicate that the investment in the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. There were no impairment losses recorded during the years ended December 31, 2003 and 2002, respectively.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of the rental property may still exceed their fair market value as of December 31, 2003. Should the Local Limited Partnership be forced to dispose of its property, it could incur a loss.

3. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $5,000 in both 2003 and 2002. The Partnership paid approximately $5,000 and $21,000 to the General Partner for accrued administrative and reporting fees during the years ended December 31, 2003 and 2002, respectively.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the property operated by one of the Local Limited Partnerships during 2003 and 2002. NHPMC and other affiliates of NCHP earned approximately $96,000 and $78,000 from the Local Limited Partnership for management fees and other services provided to the Local Limited Partnership during 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $18,000 and $2,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property.

An affiliate of the General Partner received reimbursement of accountable administrative expenses from the Local Limited Partnership amounting to approximately $19,000 and $25,000 for the years ended December 31, 2003 and 2002, respectively.

Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2003 and 2002, were approximately $70,000 and $91,000, respectively.

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

      A reconciliation follows (in thousands):

                                                       Years Ended December 31,
                                                           2003         2002

Net income (loss) per financial statements                 $ 166        $ (34)
  Other                                                       (9)         (16)
  Partnership's share of Local Limited
    Partnership's profit                                    (726)        (152)
Loss per tax return                                       $ (569)      $ (202)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets/(deficiency) (in thousands):

                                                 December 31, 2003

Net assets as reported                               $  148
Deduct:
   Investment in Partnerships                          (132)
   Other                                                 (5)
Net assets - federal tax basis                       $   11

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

7. ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 2003 and 2002, the number of Limited Partnership Units decreased by 55 units and 46 units for each year, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

8. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment in a Local Limited Partnership that is not of a routine nature arising in the ordinary course of business.


9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND III HAS INVESTED

                                                                       Cost Removed
                                               Initial Cost             Subsequent
                                              To Partnership          to Acquisition
                                               in thousands)          (in thousands)

                                                    Buildings
                                                   and Related
                                                    Personal                Carrying Cost
        Description       Encumbrances    Land      Property    Improvements Adjustments
  Edmond Estates
    Limited Partnership        (1)        $ 150      $ 2,470       $ 350        $ (967)



                        Gross Amount At Which
                               Carried
                              At December 31, 2003
                                 (in thousands)

                              Buildings
                                 And
                               Related
                              Personal           Accumulated    Date of      Date   Depreciable
      Description      Land   Property   Total   Depreciation Construction Acquired    Life

  Edmond Estates       $ 221   $ 1,782  $ 2,003   $ (1,013)     1972       6/85    5-50 yrs.
  Limited
    Partnership


(1) Schedule of Encumbrances (in thousands)

                                                           Notes
                                                         Payable and
                                           Mortgage        Accrued
Partnership Name                             Note         Interest        Total

Edmond Estates Limited Partnership          $ 742          $2,654       $ 3,396

(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $150,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $3,266,000. The aggregate accumulated depreciation for Federal income tax purposes is approximately $2,835,000.

(3)   Reconciliation of real estate (in thousands)

                                                         Years Ended December 31,
                                                       2003                 2002

Balance at beginning of period                      $  1,758              $  1,704
Improvements during the period                           308                    54
Disposal of investment in rental property                (63)                   --
Balance at end of period                            $  2,003              $  1,758

Reconciliation of accumulated depreciation
                                                         Years Ended December 31,
                                                       2003                 2002

Balance at beginning of period                      $    949              $    874
Depreciation expense for the period                       83                    75
Disposal of investment in rental property                (19)                   --
Balance at end of period                            $  1,013              $    949


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors, officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

Three individuals comprise the Board of Directors of NCHP.

Jeffrey Adler                    42   Director and Executive Vice President
Ronald D. Monson                 47   Director and Executive Vice President
David R. Robertson               38   Director, President and Chief Executive
                                        Officer

Jeffrey Adler (age 42) has been a Director and an Executive Vice President of the General Partner since February 2004. Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004. Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004. Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company. From 1990 to 2000 Mr. Adler held several positions at Progressive Insurance.

Ronald D. Monson (age 47) has been a Director and an Executive Vice President of the General Partner since February 2001. Mr. Monson was appointed Executive Vice President of AIMCO in February 2001. Beginning in February 2004, Mr. Monson assumed oversight of four of AIMCO's regional operating centers. From February 2001 to February 2004, Mr. Monson served as the head of AIMCO's conventional property operations. Previously, he served as Regional Vice President of AIMCO from March 1997 to May 1998, when he was appointed to Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division, which role he filled until February 2001.

David R. Robertson (age 38) has been a Director and President and Chief Executive Officer of the General Partner since February 2004. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long                   44   Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                        and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                        Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                        Officer

Jeffrey Adler                        See "Directors of NCHP".
Ronald D. Monson                     See "Directors of NCHP".
David R. Robertson                   See "Directors of NCHP".


Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

There is no family relationship between any of the foregoing directors and officers.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".


The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

National Housing Partnership Realty Fund III has no directors or officers. No direct form of compensation or remuneration was paid by the Partnership to any director or officer of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units as of December 31, 2003.

                                              Number of
                      Entity                    Units      % of Class

       AIMCO Properties, L.P.                  1,664.5       14.86%
       (affiliate of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

No director or officer of the General Partner owns any units.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued Administrative and Reporting Fees payable to the General Partner of approximately $5,000 in both 2003 and 2002. The Partnership paid approximately $5,000 and $21,000 to the General Partner for accrued administrative and reporting fees during the years ended December 31, 2003 and 2002, respectively.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the property operated by one of the Local Limited Partnerships during 2003 and 2002. NHPMC and other affiliates of NCHP earned approximately $96,000 and $78,000 from the Local Limited Partnership for management fees and other services provided to the Local Limited Partnerships during 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $18,000 and $2,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property.

An affiliate of the General Partner received reimbursement of accountable administrative expenses from the Local Limited Partnership amounting to approximately $19,000 and $25,000 for the years ended December 31, 2003 and 2002, respectively.

Personnel working at the project sites, which are managed by NHPMC, became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2003 and 2002, were approximately $70,000 and $91,000, respectively.

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

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $44,000 and $41,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $3,000 and $5,000, respectively.

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

                                National Housing Partnership Realty Fund III

                                By:  The National Housing Partnership,
                                     its sole general partner

                                By:  National Corporation for Housing
                                     Partnerships,
                                     its sole general partner

                                By:   /s/David R. Robertson
                                      David R. Robertson
                                      President and Chief Executive Officer


                                By:   /s/Thomas M. Herzog
                                      Thomas M. Herzog
                                      Senior Vice President
                                      and Chief Accounting Officer

                                Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ronald D. Monson           Director and Executive       Date: March  29, 2004
Ronald D. Monson              Vice President

/s/David R. Robertson         Director, President          Date: March  29, 2004
David R. Robertson            and Chief Executive
                              Officer

/s/Thomas M. Herzog           Senior Vice President        Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

Exhibit 31.1
                                  CERTIFICATION

I, David R. Robertson, certify that:

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


Date: March 29, 2004

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President  and Chief  Executive  Officer  of
                                    National     Corporation     for     Housing
                                    Partnerships,   equivalent   of  the   chief
                                    executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:

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

Date: March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of National
                                    Corporation for Housing Partnerships,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Realty Fund III (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David
R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.