Form 10QSB
period 2004-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2004-05-14
CIK 769028

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                                  Balance Sheet
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



ASSETS
   Cash and cash equivalents                                          $ 146

LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY
Liabilities
   Administrative and reporting fees payable to
    General Partner                                                    $ 1
   Accrued expenses                                                      11
                                                                         12

Partners' (deficiency) equity
   General Partner -- The National Housing
      Partnership (NHP)                                                 (83)
   Original Limited Partner -- 1133 Fifteenth
      Street Three Associates                                           (87)
   Other Limited Partners -- 11,179 investment units                    304
                                                                        134
                                                                      $ 146



                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                              2004          2003
costs and expenses:
  Administrative and reporting fees to General Partner
    (Note 3)                                                  $ 1           $ 1
  Other operating expenses                                       13            12
                                                                 14            13

Net loss                                                     $ (14)        $ (13)

Allocation of net loss:
  General Partner - NHP                                       $ --          $ --
  Original Limited Partner --
    1133 Fifteenth Street Three Associates                       --            --
  Other Limited Partners                                        (14)          (13)

                                                             $ (14)        $ (13)

Net loss per other limited partnership interest             $ (1.25)      $ (1.15)


                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
            Statement of Changes in Partners' (Deficiency) Equity
                                   (Unaudited)
                        (in thousands, except unit data)



                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates    Partners      Total

(Deficiency) equity at
   December 31, 2003                 $ (83)        $ (87)        $ 318       $ 148

Net loss for the three months
   ended March 31, 2004                 --             --          (14)         (14)

(Deficiency) equity at
   March 31, 2004                    $ (83)        $ (87)        $ 304       $ 134

Percentage interest at
   March 31, 2004                        1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists  of  11,179  investment  units  at  March  31,  2004  and  11,199 investment units at December 31, 2003. During the three months ended March
      31, 2004, 20 units were abandoned (Note 6).


                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)




                                                                 Three Months Ended
                                                                       March 31,
                                                                     2004    2003
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Operating expenses paid                                        $ (2)       $ --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions returned to partnership                             21          --
   Withholding taxes paid for limited partners                       --          (1)
   Net cash provided by (used in) financing activities               21          (1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 19          (1)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      127         647

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 146        $ 646

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                    $ (14)       $ (13)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Increase in administrative and reporting
        fees payable                                                  1           1
      Increase in accrued expenses                                   11          12

          Total adjustments                                          12          13

     Net cash used in operating activities                        $ (2)       $ --


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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. As of March 31, 2004, 11,179 limited partnership interests were outstanding.

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2004.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2003.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At March 31, 2004, the Partnership owned a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. During the three months ended March 31, 2004, Edmond Estates Limited Partnership sold its only investment property. The Partnership previously owned a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership was 98.01%. Meadowood Townhouses III Limited Partnership terminated in December 2003.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnerships share of the Local Limited Partnerships losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $626,000 of its share of profits and approximately $19,000 of its share of losses from one and two Local Limited Partnerships during the three months ended March 31, 2004 and 2003, respectively. With the sale of the property owned by Edmond Estates Limited Partnership during the three months ended March 31, 2004, the Partnership's share of profits was not sufficient to recover losses not previously recognized. As of March 31, 2004, the Partnership had not recognized approximately $1,933,000 of its allocated share of cumulative losses from Edmond Estates Limited Partnership in which its investment is zero.

Edmond Estates Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note is nonrecourse and was subordinated to the mortgage note on the property for as long as HUD insured the mortgage note. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due in December 1999 for Edmond Estates Limited Partnership. Interest continues to be accrued under the original terms of the note agreement. The note is in default and the Local Limited Partnership interest was subject to foreclosure.

On March 29, 2004, the Local Limited Partnership sold its underlying property to an unrelated third party. The proceeds from the sale were not sufficient to pay the accrued interest and principal of the note in full. Subsequent to March 31, 2004, the Local Limited Partnership made a payment of approximately $329,000 against the note using proceeds from the sale of the property.

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership has been reduced to zero at March 31, 2004. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at March 31, 2004 the balance is approximately $31,000. Interest is calculated at the JP Morgan Chase prime rate plus 2% or 6.00% at March 31, 2004. Any future repayment of advances or interest will be reflected as partnership income when received.

During the three months ended March 31, 2004, the General Partner advanced approximately $63,000 to the Local Limited Partnership. There were no such advances during the three months ended March 31, 2003. The balance owed to the General Partner by the Local Limited Partnership at March 31, 2004 is approximately $131,000. Interest is charged at prime plus 2% or 6.00% at March 31, 2004. Subsequent to March 31, 2004, the Local Limited Partnership repaid the advances from the General Partner using proceeds from the sale of its investment property.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying combined statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Edmond Estates Limited Partnership as loss from discontinued operations due to its sale in March 2004. In addition, the operations of Meadowood III Limited Partnership are shown as loss from discontinued operations due to its sale in 2001.

The following are combined statements of operations for the three months ended March 31, 2004 and 2003, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                                              Three Months Ended
                                                                 March 31,
                                                           2004               2003
                                                                           (Restated)
                                                                (in thousands)

Loss from discontinued operations                          $ (56)            $ (19)
Gain on sale of discontinued operations                       694                --
                                                           $ 638             $ (19)

National Housing Partnership Realty Fund III
   share of income (loss)                                  $ 626             $ (19)

(3)   TRANSACTIONS WITH AFFILIATED PARTIES

During the three months ended March 31, 2004 and 2003, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $1,000 for services provided to the Partnership. The Partnership did not make a payment to the General Partner for these fees during the three months ended March 31, 2004 and 2003, respectively. The amount due to the General Partner by the Partnership for administrative and reporting fees was approximately $1,000 at March 31, 2004.

(4)   GOING CONCERN

The remaining Local Limited  Partnership's note payable was due during 1999 (see
Note 2). The note is in default. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. On March 29, 2004, the Local Limited Partnership sold its underlying property to an unrelated third party. The proceeds from the sale were not sufficient to pay the accrued interest and principal of the note in full. Subsequent to March 31, 2004, the Local Limited Partnership made a payment of approximately $329,000 against the note using proceeds from the sale of its investment property.

(5)   CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investments that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the three months ended March 31, 2004, the number of Limited Partnership Units decreased by 20 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Edmond Estates Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note is nonrecourse and was subordinated to the mortgage note on the property for as long as HUD insured the mortgage note. Any payments due from project income were payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the note. The note was due in December 1999. Interest continues to be accrued under the original terms of the note agreement. The note is in default and the Local Limited Partnership interest was subject to foreclosure.

On March 29, 2004, the Local Limited Partnership sold its underlying property to an unrelated third party. The proceeds from the sale were not sufficient to pay the accrued interest and principal of the note in full. Subsequent to March 31, 2004, the Local Limited Partnership made a payment of approximately $329,000 against the note using proceeds from the sale of the property.

The Partnership's liquidity based on cash and cash equivalents increased to approximately $146,000 at March 31, 2004 compared to approximately $127,000 at December 31, 2003. The increase was due to a return of an over distribution during the prior year to the general partners of the Partnership. The Partnership's existing cash is expected to adequately fund the operations of the Partnership in the current year.

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership. Due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership has been reduced to zero at March 31, 2004. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at March 31, 2004 the balance is approximately $31,000. Interest is calculated at the JP Morgan Chase Bank prime rate plus 2% or 6.00% at March 31, 2004. Any future repayment of advances or interest will be reflected as partnership income when received.

During the three months ended March 31, 2004, the General Partner advanced approximately $63,000 to the Local Limited Partnership. There were no such advances during the three months ended March 31, 2003. The balance owed to the General Partner by the Local Limited Partnership at March 31, 2004 is approximately $131,000. Interest is charged at prime plus 2% or 6.00% at March 31, 2004. Subsequent to March 31, 2004, the Local Limited Partnership repaid the advances from the General Partner using proceeds from the sale of its investment property.

Distributions received from the Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment, as of March 31, 2004, the investment in the Local Limited Partnership had been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership.

The property in which the Local Limited Partnership invested received one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances was generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Local Limited Partnership's ability to meet its cash obligations. The Local Limited Partnership sold its only investment property on March 29, 2004.

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in one Local Limited Partnership that operated one rental housing property. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnership. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Edmond Estates Limited Partnership has been reduced to zero, the Partnership's share of the operations of the Local Limited Partnership is no longer being recorded. With the sale of the property owned by Edmond Estates Limited Partnership during the three months ended March 31, 2004, the Partnership's share of profits was not sufficient to recover losses not previously recognized.

The Partnership had a net loss of approximately $14,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively. The Partnership did not recognize approximately $626,000 of its share of profits and approximately $19,000 of its share of losses from one and two Local Limited Partnerships for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, the Partnership had not recognized approximately $1,933,000 of its allocated share of cumulative losses from Edmond Estates Local Limited Partnership in which its investment is zero.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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

                                    Date: May 14, 2004

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


Date: May 14, 2004

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

Date: May 14, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund III (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 14, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 14, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.