Form 10QSB
period 2004-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2004-08-13
CIK 769028

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


             For the transition period from _________to _________

                         Commission file number 0-14457


                 NATIONAL  HOUSING  PARTNERSHIP  REALTY  FUND III
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                     Statement of Net Assets in Liquidation
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                          $ 127
   Accounts receivable from partners                                     12
                                                                        139
Liabilities
   Accrued liabilities                                                   24
   Estimated costs during the period of liquidation                      42
                                                                         66

NET ASSETS IN LIQUIDATION                                             $ 73

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)



                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                       2004          2003          2004          2003
Revenues:
  Equity income from investment
   in Local Limited Partnership       $    --       $   133       $    --       $   133
  Interest income                          --             1            --             1
                                           --           134            --           134
costs and expenses:
  Administrative and reporting
    fees to General Partner                 2             1             3             2
  Other operating expenses                 17            12            30            24
                                           19            13            33            26

Net (loss) income                      $ (19)       $   121       $   (33)      $   108

Allocation of net (loss) income:
  General Partner - NHP                $ --           $ 1         $    --       $     1
  Original Limited Partner --
  1133 Fifteenth Street Three
  Associates                               --             1            --             1
  Other Limited Partners                  (19)          119           (33)          106

                                       $ (19)        $ 121        $   (33)      $   108
Net (loss) income per other
  limited partnership interest        $ (1.70)      $ 10.57       $ (2.95)      $  9.42

                See Accompanying Notes to Financial Statements

                 NATIONAL  HOUSING  PARTNERSHIP  REALTY  FUND III
Statement of Changes in Partners' (Deficiency) Equity/Net Assets in Liquidation
                                   (Unaudited)
                        (in thousands, except unit data)



                                 The National       1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Three    Limited
                                     (NHP)       Associates    Partners      Total

(Deficiency) equity at
   December 31, 2003                 $ (83)        $ (87)        $ 318       $ 148

Net loss for the six months
   ended June 30, 2004                  --             --          (33)         (33)

(Deficiency) equity at
   June 30, 2004                     $ (83)        $ (87)        $ 285          115

Adjustment to liquidation
   basis (Note 4)                                                               (42)

Net assets in liquidation
   at June 30, 2004                                                           $ 73

Percentage interest at
   June 30, 2004                         1%            1%           98%        100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 11,179 investment units at June 30, 2004 and 11,199 investment units at December 31, 2003. During the six months ended June 30, 2004, 20 units were abandoned (Note 6).

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                  Six Months Ended
                                                                      June 30,
                                                                  2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $ --         $ 1
   Operating expenses paid                                           (9)         (7)
   Net cash used in operating activities                             (9)         (6)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                      (12)         (1)
   Distributions returned to partnership                             21          --
   Net cash provided by (used in) financing activities                9          (1)

NET DECREASE IN CASH AND CASH EQUIVALENTS                            --          (7)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      127         647

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 127        $ 640

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
   OPERATING ACTIVITIES:
     Net (loss) income                                           $ (33)       $ 108

     Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
      Equity income from investment in Local Limited
        Partnership                                                  --        (133)
      Increase in administrative and reporting fees payable           3           2
      Increase in accrued expenses                                   21          17

          Total adjustments                                          24        (114)

     Net cash used in operating activities                        $ (9)       $ (6)

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                          Notes to Financial Statements
                                   (Unaudited)


(1)   ACCOUNTING POLICIES

Basis of Presentation

As of June 30, 2004, National Housing Partnership Realty Fund III (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of the property in its final investment in a Local Limited
Partnership during the first quarter of 2004. Upon settlement of the Partnership's remaining liabilities, the Partnership is expected to terminate.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at June 30, 2004 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of The National Housing Partnership ("NHP" or the "General Partner") as of the date of the financial statements.

Included in liabilities in the statement of net assets in liquidation as of June 30, 2004 is approximately $42,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Organization

The Partnership is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on May 10, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which either owned and operated an existing rental housing project or had acquired limited partnership interests in partnerships which owned and operated one or two existing rental housing projects. All such rental housing projects were financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). On June 30, 1985, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

The General Partner, a District of Columbia limited partnership, was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. As of June 30, 2004, 11,179 limited partnership interests were outstanding.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At June 30, 2004, the Partnership owned a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. During the six months ended June 30, 2004, Edmond Estates Limited Partnership sold its only investment property. The Partnership previously owned a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership was 98.01%. Meadowood Townhouses III Limited Partnership terminated in December 2003.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnerships share of the Local Limited Partnerships losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $560,000 of its share of profits and approximately $23,000 of its share of losses from one Local Limited Partnership during the six months ended June 30, 2004 and 2003, respectively. With the sale of the property owned by Edmond Estates Limited Partnership during the six months ended June 30, 2004, the Partnership's share of profits was not sufficient to recover losses not previously recognized. As of June 30, 2004, the Partnership had not recognized approximately $1,999,000 of its allocated share of cumulative losses from Edmond Estates Limited Partnership in which its investment is zero.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership during 2001, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. During the six months ended June 30, 2003, the Partnership recognized equity income from the Local Limited Partnership of approximately $133,000 and increased its investment in the Local Limited Partnership by the same amount. The increase in the investment in the Local Limited Partnership was the result of an additional gain on sale recognized by Meadowood Townhouses III Limited Partnership during the three and six months ended June 30, 2003. The gain on sale was the result of accrued legal fees, originally established based on estimates in 2001, which were determined to be unneeded by the Local Limited Partnership in 2003.

Edmond Estates Limited Partnership had a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was nonrecourse and was subordinated to the mortgage note on the property for as long as HUD insured the mortgage note. Neither the Local Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the note. The note was due in December 1999 for Edmond Estates Limited Partnership. Interest continued to be accrued under the original terms of the note agreement. The note was in default and the Local Limited Partnership interest was subject to foreclosure.

On March 29, 2004, the Local Limited Partnership sold its underlying property to a third party. The proceeds from the sale were not sufficient to pay the accrued interest and principal of the note in full. During the six months ended June 30, 2004, the Local Limited Partnership made a payment of approximately $329,000 against the note using proceeds from the sale of the property. Any remaining proceeds from the sale will be used to make a final payment on the notes and the balance will be forgiven.

Advances made by the Partnership to the Local Limited Partnership were considered part of the Partnership's investment in the Local Limited Partnership. When advances were made, they were charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership had been reduced to zero at June 30, 2004. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at June 30, 2004 the balance is approximately $31,000. Interest is calculated at the JP Morgan Chase prime rate plus 2% or 6.00% at June 30, 2004. The Partnership does not anticipate that these advances will be repaid.

During the six months ended June 30, 2004, the General Partner advanced approximately $63,000 to the Local Limited Partnership. There were no such advances during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Local Limited Partnership repaid the advances and accrued interest totaling approximately $141,000 using proceeds from the sale of its investment property.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying combined statement of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Edmond Estates
Limited Partnership as loss from discontinued operations due to its sale in March 2004. In addition, the operations of Meadowood III Limited Partnership are shown as loss from discontinued operations due to its sale in 2001.

The following are combined statements of operations for the six months ended June 30, 2004 and 2003, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2004          2003         2004         2003
                                        (in thousands)             (in thousands)
                                          (Restated)                 (Restated)

Loss from discontinued
 operations                          $ (49)         $ (4)       $ (105)      $ (23)
(Loss) gain on sale of
 discontinued operations                (17)          135           677         135
Net (loss) income                    $ (66)        $ 131         $ 577       $ 112
National Housing Partnership
  Realty Fund III share of
   (loss) income                     $ (65)        $ 129         $ 560       $ 110

(3)   TRANSACTIONS WITH AFFILIATED PARTIES

During the six months ended June 30, 2004 and 2003, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $3,000 and $2,000, respectively, for services provided to the Partnership. The Partnership did not make a payment to the General Partner for these fees during the six months ended June 30, 2004 and 2003, respectively. The amount due to the General Partner by the Partnership for administrative and reporting fees was approximately $3,000 at June 30, 2004.

(4)   Adjustment to Liquidation Basis of Accounting

At June 30, 2004, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was an increase in net liabilities of approximately $42,000 which is included in the Statement of Changes in Partners' (Deficiency) Equity/Net Assets in Liquidation.

(5)   CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investments that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

(6)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2004, the number of Limited Partnership Units decreased by 20 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

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

As of June 30, 2004, National Housing Partnership Realty Fund III (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of the property in its final investment in a Local Limited
Partnership during the first quarter of 2004. Upon settlement of the Partnership's remaining liabilities, the Partnership is expected to terminate.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at June 30, 2004 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of The National Housing Partnership ("NHP" or the "General Partner") as of the date of the financial statements.

Included in liabilities in the statement of net assets in liquidation as of June 30, 2004 is approximately $42,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

LIQUIDITY AND CAPITAL RESOURCES

Edmond Estates Limited Partnership had a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was nonrecourse and was subordinated to the mortgage note on the property for as long as HUD insured the mortgage note. Any payments due from project income were payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assumed any personal liability for the payment of the note. The note was due in December 1999. Interest continued to be accrued under the original terms of the note agreement. The note was in default and the Local Limited Partnership interest was subject to foreclosure.

On March 29, 2004, the Local Limited Partnership sold its underlying property to a third party. The proceeds from the sale were not sufficient to pay the accrued interest and principal of the note in full. During the six months ended June 30, 2004, the Local Limited Partnership made a payment of approximately $329,000 against the note using proceeds from the sale of the property. Any remaining proceeds from the sale will be used to make a final payment on the notes and the balance will be forgiven.

The Partnership's liquidity based on cash and cash equivalents remained constant at approximately $127,000 at June 30, 2004 compared to approximately $127,000 at December 31, 2003. The Partnership received a return of an over distribution during the prior year to the general partners of the Partnership which was offset by non resident withholding paid for the partners and the payment of operating expenses. The Partnership's existing cash is expected to adequately fund the operations of the Partnership during the liquidation period.

Advances made by the Partnership to the Local Limited Partnership were considered part of the Partnership's investment in the Local Limited Partnership. When advances were made, they were charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership had been reduced to zero at June 30, 2004. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at June 30, 2004 the balance is approximately $31,000. Interest is calculated at the JP Morgan Chase prime rate plus 2% or 6.00% at June 30, 2004. The Partnership does not anticipate that these advances will be repaid.

During the six months ended June 30, 2004, the General Partner advanced approximately $63,000 to the Local Limited Partnership. There were no such advances during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Local Limited Partnership repaid the advances and accrued interest totaling approximately $141,000 using proceeds from the sale of its investment property.

Distributions received from the Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment, as of June 30, 2004, the investment in the Local Limited Partnership had been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership.

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

RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in one Local Limited Partnership that operated one rental housing property. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnership. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Edmond Estates Limited Partnership has been reduced to zero, the Partnership's share of the operations of the Local Limited Partnership is no longer being recorded. With the sale of the property owned by Edmond Estates Limited Partnership during the six months ended June 30, 2004, the Partnership's share of profits was not sufficient to recover losses not previously recognized.

With the sale of the property owned by Meadowood Townhouses III Limited Partnership during 2001, the Partnership's share of income for the year ended December 31, 2001 was sufficient to both recover prior years' losses not previously recognized and to result in equity income in investment in the Local Limited Partnership. During the six months ended June 30, 2003, the Partnership recognized equity income from the Local Limited Partnership of approximately $133,000 and increased its investment in the Local Limited Partnership by the same amount. The increase in the investment in the Local Limited Partnership was the result of an additional gain on sale recognized by Meadowood Townhouses III Limited Partnership during the three and six months ended June 30, 2003. The gain on sale was the result of accrued legal fees, originally established based on estimates in 2001, which were determined to be unneeded by the Local Limited Partnership in 2003.

The Partnership had a net loss of approximately $33,000 for the six months ended June 30, 2004 and income of approximately $108,000 for the corresponding period in 2003. The Partnership did not recognize approximately $560,000 of its share of profits and approximately $23,000 of its share of losses from one Local Limited Partnership for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, the Partnership had not recognized approximately $1,999,000 of its allocated share of cumulative losses from Edmond Estates Local Limited Partnership in which its investment is zero.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index Attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    NATIONAL HOUSING  PARTNERSHIP  REALTY FUND
                                       III

                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole  General
                                          Partner

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President   and   Chief    Executive
                                          Officer

                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

                                  Exhibit Index


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 13, 2004

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

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  National  Corporation
                                    for Housing  Partnerships,  equivalent  of
                                    the  chief   financial   officer   of  the
                                   Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund III (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.