Form 10QSB
period 2004-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND III
filed 2004-11-15
CIK 769028

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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


                See Accompanying Notes to Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

                     Statement of Net Assets in Liquidation
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2004


ASSETS
   Cash and cash equivalents                                          $ 126
   Accounts receivable                                                   12
                                                                             138
LIABILITIES
   Accrued liabilities                                                   19
   Estimated costs during the period of liquidation                      19
                                                                              38

NET ASSETS IN LIQUIDATION                                             $ 100

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III

              Statement of Changes in Net Assets in Liquidation
                                   (Unaudited)
                                 (in thousands)



                                                              For the Three Months
                                                               Ended September 30,
                                                                            2004
Net assets in liquidation at beginning of period                      $ 73

Changes in net assets in liquidation attributed to:
   Decrease in cash and cash equivalents                                  (1)
   Decrease in accrued liabilities                                         5
   Decrease in estimated costs during the period of
     liquidation                                                          23
Net assets in liquidation at end of period                            $ 100




                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)



                                        Six Months Ended   Three and Nine Months
                                            June 30,        Ended September 30,
                                              2004                  2003
Revenues:
  Equity income from investment
   in Local Limited Partnership            $    --           $    --     $   132
  Interest income                               --                --           1
                                                --                --         133
costs and expenses:
  Equity loss from investment
    in Local Limited Partnership                 --                1          --
  Administrative and reporting
    fees to General Partner                       3                2           4
  Other operating expenses                       30               23          47
                                                 33               26          51

Net (loss) income                           $   (33)         $   (26)    $    82

Allocation of net (loss) income:
  General Partner - NHP                     $    --          $    --     $     1
  Original Limited Partner --
  1133 Fifteenth Street Three
  Associates                                     --               --           1
  Other Limited Partners                        (33)             (26)         80

                                            $   (33)         $   (26)    $    82
Net (loss) income per other
  limited partnership interest              $ (2.95)         $ (2.31)    $  7.11

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
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 11,179 investment units at September 30, 2004 and 11,199 investment units at December 31, 2003. During the nine months ended
      September 30, 2004, 20 units were abandoned (Note 6).

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND III
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                            Six Months      Nine Months
                                                              Ended            Ended
                                                             June 30,      September 30,
                                                               2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                           $ --             $ 1
   Operating expenses paid                                        (9)             (14)
   Net cash used in operating activities                          (9)             (13)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withholding taxes paid for limited partners                   (12)              (1)
   Distributions returned to partnership                          21               --
   Net cash provided by (used in) financing activities             9               (1)

NET DECREASE IN CASH AND CASH EQUIVALENTS                         --              (14)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   127              647

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 127            $ 633

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Net (loss) income                                        $ (33)            $ 82

     Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
      Equity income from investment in Local
        Limited Partnership                                       --             (132)
      Increase in administrative and reporting
        fees payable                                               3                4
      Increase in accrued expenses                                21               33

          Total adjustments                                       24              (95)

     Net cash used in operating activities                     $ (9)           $ (13)

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

Included in liabilities in the statement of net assets in liquidation as of September 30, 2004 is approximately $19,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

The General Partner, a District of Columbia limited partnership, was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 11,500 interests at a price of $1,000 per interest. During 1985, the sale of interests was terminated after the sale of 11,500 interests. As of September 30, 2004, 11,179 limited partnership interests were outstanding.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

At September 30, 2004, the Partnership owned a 94.5% limited partnership interest (98% with respect to allocation of losses) in one Local Limited Partnership, Edmond Estates Limited Partnership. During the nine months ended September 30, 2004, Edmond Estates Limited Partnership sold its only investment property. The Partnership previously owned a 99% limited partnership interest in Meadowood Townhouses III Limited Partnership. This Local Limited Partnership owned a 99% limited partnership interest in an operating limited partnership which held title to one rental housing property which was sold in 2001. The Partnership's effective interest in this operating limited partnership was 98.01%. Meadowood Townhouses III Limited Partnership terminated in December 2003.

Since the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the Partnership's investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As a result, the Partnership did not recognize approximately $565,000 of its share of profits and approximately $36,000 of its share of losses from one Local Limited Partnership during the nine months ended September 30, 2004 and 2003, respectively. With the sale of the property owned by Edmond Estates Limited Partnership during the nine months ended September 30, 2004, the Partnership's share of profits was not sufficient to recover losses not previously recognized. As of September 30, 2004, the Partnership had not recognized approximately $1,994,000 of its allocated share of cumulative losses from Edmond Estates Limited Partnership in which its investment is zero.

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

On March 29, 2004, the Local Limited Partnership sold its underlying property to a third party. The proceeds from the sale were not sufficient to pay the accrued interest and principal of the note in full. During the nine months ended September 30, 2004, the Local Limited Partnership made a payment of approximately $329,000 against the note using proceeds from the sale of the property. The remaining proceeds from the sale of approximately $274,000 will be used to make a final payment on the notes and any remaining balance will be forgiven.

Advances made by the Partnership to the Local Limited Partnership were considered part of the Partnership's investment in the Local Limited Partnership. When advances were made, they were charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership had been reduced to zero at September 30, 2004. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at September 30, 2004 the balance is approximately $31,000. Interest is calculated at the JP Morgan Chase prime rate plus 2% or 6.75% at September 30, 2004. These advances will not be repaid.

During the nine months ended September 30, 2004, the General Partner advanced approximately $63,000 to the Local Limited Partnership. There were no such advances during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Local Limited Partnership repaid the advances and accrued interest totaling approximately $141,000 using proceeds from the sale of its investment property.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the
accompanying combined statement of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Edmond Estates Limited Partnership as loss from discontinued operations due to its sale in March 2004. In addition, the operations of Meadowood III Limited Partnership are shown as loss from discontinued operations due to its sale in 2001.

The following are combined statements of operations for the nine months ended September 30, 2004 and 2003, respectively, of the Local Limited Partnerships in which the Partnership has invested.

                        COMBINED STATEMENTS OF OPERATIONS


                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                      2004          2003         2004         2003
                                        (in thousands)             (in thousands)
                                                 (Restated) (Restated)

Loss from discontinued
 operations                          $ (22)        $ (14)       $ (127)      $ (37)
Gain on sale of
 discontinued operations                 27            --           704         135
Net income (loss)                     $ 5          $ (14)        $ 577        $ 98
National Housing Partnership
  Realty Fund III share of
   (loss) income                      $ 5          $ (14)        $ 565        $ 96

(3)   TRANSACTIONS WITH AFFILIATED PARTIES

During the nine months ended September 30, 2004 and 2003, the Partnership accrued administrative and reporting fees to the General Partner in the amount of approximately $4,000 for services provided to the Partnership. The Partnership did not make a payment to the General Partner for these fees during the nine months ended September 30, 2004 and 2003, respectively. The amount due to the General Partner by the Partnership for administrative and reporting fees was approximately $4,000 at September 30, 2004.

(4)   Adjustment to Liquidation Basis of Accounting

At June 30, 2004, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $42,000 which is included in the Statement of Changes in Partners' (Deficiency) Equity/Net Assets in Liquidation.

(5)   CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investments that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

(6)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2004, the number of Limited Partnership Units decreased by 20 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at June 30, 2004 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

Included in liabilities in the statement of net assets in liquidation as of September 30, 2004 is approximately $19,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

During the three months ended September 30, 2004, net assets in liquidation decreased by approximately $27,000, primarily due to a decrease in the estimated costs during the period of liquidation. Estimated costs during the period of liquidation decreased due to a decrease in the estimated cost of the annual audit.

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

On March 29, 2004, the Local Limited Partnership sold its underlying property to a third party. The proceeds from the sale were not sufficient to pay the accrued interest and principal of the note in full. During the nine months ended September 30, 2004, the Local Limited Partnership made a payment of approximately $329,000 against the note using proceeds from the sale of the property. The remaining proceeds from the sale of approximately $274,000 will be used to make a final payment on the notes and any remaining balance will be forgiven.

The Partnership's liquidity based on cash and cash equivalents remained relatively constant at approximately $126,000 at September 30, 2004 compared to approximately $127,000 at December 31, 2003. The Partnership received a return of an over distribution during the prior year to the general partners of the Partnership which was offset by non resident withholding paid for the partners and the payment of operating expenses. The Partnership's existing cash is expected to adequately fund the operations of the Partnership during the liquidation period.

Advances made by the Partnership to the Local Limited Partnership were considered part of the Partnership's investment in the Local Limited Partnership. When advances were made, they were charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership had been reduced to zero at September 30, 2004. These advances are carried as a payable to the Partnership by the Local Limited Partnership and at September 30, 2004 the balance is approximately $31,000. Interest is calculated at the JP Morgan Chase prime rate plus 2% or 6.75% at September 30, 2004. These advances will not be repaid.

During the nine months ended September 30, 2004, the General Partner advanced approximately $63,000 to the Local Limited Partnership. There were no such advances during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Local Limited Partnership repaid the advances and accrued interest totaling approximately $141,000 using proceeds from the sale of its investment property.

Distributions received from the Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment, as of September 30, 2004, the investment in the Local Limited Partnership had been reduced to zero. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership.

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


RESULTS OF OPERATIONS

The Partnership retains an investment as a limited partner in one Local Limited Partnership that operated one rental housing property. In prior years, results of operations of the Partnership were significantly impacted by the Partnership's share of the losses of the Local Limited Partnership. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investment in and advances to Edmond Estates Limited Partnership has been reduced to zero, the Partnership's share of the operations of the Local Limited Partnership is no longer being recorded. With the sale of the property owned by Edmond Estates Limited Partnership during the nine months ended September 30, 2004, the Partnership's share of profits was not sufficient to recover losses not previously recognized.

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

The Partnership did not recognize approximately $565,000 of its share of profits and approximately $36,000 of its share of losses from one Local Limited Partnership for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, the Partnership had not recognized approximately $1,994,000 of its allocated share of cumulative losses from Edmond Estates Local Limited Partnership in which its investment is zero.

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

            See Exhibit Index Attached.

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


                                    Date: November 15, 2004

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


Date: November 15, 2004

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

Date: November 15, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  National  Corporation
                                    for Housing  Partnerships,  equivalent  of
                                    the  chief   financial   officer   of  the
                                   Partnership

                                       19
Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund III (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 15, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 15, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.